Form 10-Q
period 1995-03-31
CRI HOTEL INCOME PARTNERS L P
filed 1995-05-11
CIK 808377

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1995
                         --------------


Commission file number      33-11096
                         --------------



                          CRI HOTEL INCOME PARTNERS, L.P.
- -------------------------------------------------------------------------------
                   (Exact name of registrant as specified in charter)



               Delaware                               52-1500621
- ----------------------------------------     ----------------------------------
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization            No.)



11200 Rockville Pike, Rockville, Maryland                20852
- -----------------------------------------    ----------------------------------
(Address of principal executive officer)               (Zip Code)



                                 (301) 468-9200
- --------------------------------------------------------------------------------
                   (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at March 31, 1995
- ---------------------------------  --------------------------------------------
          (Not applicable)                   (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1995


                                                               Page

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - March 31, 1995
             and December 31, 1994  . . . . . . . . . . . .     1

           Statements of Income  - for the three months
             ended March 31, 1995 and 1994  . . . . . . . .     3

           Statement of Changes in Partners' Capital (Deficit)
             - for the three months ended March 31, 1995  .     5

           Statements of Cash Flows - for the three months
             ended March 31, 1995 and 1994  . . . . . . . .     6

           Notes to Financial Statements  . . . . . . . . .     8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . .    11

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . .    15

Signature     . . . . . . . . . . . . . . . . . . . . . . .    16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                               March 31,     December 31,
                                                 1995            1994
                                             ------------    ------------
                                             (Unaudited)
Property and equipment - at cost
  Land                                       $  1,574,490    $  1,574,490
  Buildings and site improvements              13,112,968      13,112,968
  Furniture, fixtures and equipment             4,220,949       4,194,226
  Leasehold improvements                        1,382,000       1,382,000
                                             ------------    ------------
                                               20,290,407      20,263,684
  Less: accumulated depreciation
    and amortization                           (7,090,545)     (6,891,531)
                                             ------------    ------------
                                               13,199,862      13,372,153

Asset held for sale                             1,135,998       1,135,556

Cash and cash equivalents                         638,767         537,352
Working capital reserve                           115,000         150,000
Receivables, reserve for replacements
  and other assets                                820,700         727,480
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $244,424 and $235,923,
  respectively                                    775,680         784,181
Property purchase costs, net of
  accumulated amortization of $43,323
  and $41,804, respectively                       138,944         140,463
                                             ------------    ------------

      Total assets                           $ 16,824,951    $ 16,847,185
                                             ============    ============













                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                March 31,    December 31,
                                                  1995           1994
                                              ------------   ------------
                                              (Unaudited)

Distributions payable                         $    452,059   $    452,059
Accounts payable and accrued expenses              225,333        184,953
Hotel trade payables                               295,114        390,541
Accrued salaries and wages                          68,039         76,435
Building lease payable                              94,202         91,608
Sales tax payable                                   93,727         66,763
Accrued management fees                             41,205         95,797
Accrued property taxes                             123,033         65,722
                                              ------------   ------------
                                                 1,392,712      1,423,878
                                              ------------   ------------
Notes payable                                    7,021,121      6,865,486
                                              ------------   ------------
      Total liabilities                          8,413,833      8,289,364
                                              ------------   ------------
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                 (221,608)      (218,674)
  Beneficial Assignee Certificates (BACs)
    Series A; 868,662 BACs issued and
    outstanding                                  8,632,726      8,776,495
                                              ------------   ------------
      Total partners' capital                    8,411,118      8,557,821
                                              ------------   ------------
      Total liabilities and partners'
        capital                               $ 16,824,951   $ 16,847,185
                                              ============   ============













                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                              For the three months ended
                                                      March 31,
                                           -------------------------------
                                               1995              1994
                                           ------------      ------------
Revenue:
  Rooms                                    $  2,581,847      $  2,466,907
  Rental and other                              109,070            99,216
  Telephone                                     104,849           124,779
  Food                                           13,793            11,428
  Interest and other income                       5,737             1,332
                                           ------------      ------------
      Total revenue                           2,815,296         2,703,662
                                           ------------      ------------

Expenses:
  Rooms                                         686,026           618,532
  General and administrative                    307,155           325,099
  Marketing                                     247,678           237,579
  Depreciation and amortization                 212,989           266,691
  Property operations and maintenance           151,966           138,183
  Energy                                        144,809           149,351
  Property taxes                                150,368           141,048
  Building lease expense                        229,477           227,799
  Management fees                                97,932            93,999
  Telephone                                      35,084            50,837
  Rental and other                               36,254            47,417
  Base asset management fee, paid to
    related parties                              26,250            26,250
  Food and beverage                              14,098            12,388
  Professional fees                              10,364            14,959
  Miscellaneous, net                             11,725             9,753
                                           ------------      ------------
      Total operating costs and expenses      2,362,175         2,359,885
                                           ------------      ------------

Operating income                                453,121           343,777
                                           ------------      ------------








                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        STATEMENTS OF INCOME - Continued

                                   (Unaudited)

                                              For the three months ended
                                                      March 31,
                                           -------------------------------
                                               1995              1994
                                           ------------      ------------
Other income (expenses):
  Interest expense                             (155,635)         (142,287)
  Cash flow guarantees                            7,870             5,057
                                           ------------      ------------
      Total other expenses                     (147,765)         (137,230)
                                           ------------      ------------

Net income                                 $    305,356      $    206,547
                                           ============      ============

Net income allocated to General
  Partner (2%)                             $      6,107      $      4,131
                                           ============      ============

Net income allocated to BAC
  Holders (98%)                            $    299,249      $    202,416
                                           ============      ============

Net income per BAC based on 868,662
  BACs outstanding                         $       0.34      $       0.23
                                           ============      ============




















                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                    For the three months ended March 31, 1995

                                   (Unaudited)



                                               Beneficial
                                                Assignee
                                    General    Certificate
                                    Partner      Holders         Total
                                   ---------  ------------   ------------
Balance, December 31, 1994         $(218,674) $  8,776,495   $  8,557,821

  Distributions paid or accrued
     of $0.51 per BAC                 (9,041)     (443,018)      (452,059)

  Net income                           6,107       299,249        305,356
                                   ---------  ------------   ------------

Balance, March 31, 1995            $(221,608) $  8,632,726   $  8,411,118
                                   =========  ============   ============



























                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                              For the three months ended
                                                         March 31,
                                             ----------------------------
                                                 1995             1994
                                             ------------    ------------
Cash flows from operating activities:
  Net income                                 $    305,356    $    206,547
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 212,989         266,691
    Accrued interest on notes payable             155,635         142,287

    Changes in assets and liabilities:
      Increase in receivables and other
        assets, net                               (40,478)       (254,340)
      Increase in accounts payable and
        accrued expenses                           40,380         195,306
      (Decrease) increase in hotel trade
        payables                                  (95,427)         56,088
      Decrease in accrued salaries and
        wages                                      (8,396)        (27,693)
      Increase (decrease)in building lease
        payable                                     2,594        (334,110)
      Increase in sales tax payable                26,964          36,829
      Increase in accrued property taxes           57,311          58,457
      (Decrease) increase in accrued
        management fees                           (54,592)         30,826
                                             ------------    ------------
         Net cash provided by operating
           activities                             602,336         376,888
                                             ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment              (27,165)        (25,633)
  Net deposits to reserve for replacements        (56,697)        (55,004)
  Decrease in working capital reserves             35,000              --
                                             ------------    ------------
         Net cash used in investing
           activities                             (48,862)        (80,637)
                                             ------------    ------------




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                      STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)


                                              For the three months ended
                                                         March 31,
                                             ----------------------------
                                                 1995             1994
                                             ------------    ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and
    General Partner                              (452,059)       (240,216)
                                             ------------    ------------

Net increase in cash and cash equivalents         101,415          56,035

Cash and cash equivalents, beginning of
  period                                          537,352         715,947
                                             ------------    ------------

Cash and cash equivalents, end of period     $    638,767    $    771,982
                                             ============    ============



























                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of March 31, 1995 and December 31, 1994, and the results of its operations for the three months ended March 31, 1995 and 1994 and its cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

     Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

2.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead in connection with operations of the hotels. Each agreement was for an initial term of ten years, with a five-year renewal option. The agreements called for a base management fee of 2.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also called for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership.

          On January 1, 1993, the management agreements between the Partnership and Buckhead were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. The Partnership accepted these modifications to the management agreements in lieu of having the agreements terminated by Buckhead in the Bankruptcy. Had the Partnership contracted another management agent, costs (which would have included franchise fees currently not payable because of Buckhead's management of the hotels) were expected to exceed the increase in management fees. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. No incentive management fees were earned or paid for the first quarter of 1995 or 1994. These agreements were amended as part of the bankruptcy process.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   COMMITMENTS - Continued

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement, which is included in rental and other revenue on the accompanying statements of income, was $12,192 and $11,780 for the three months ended March 31, 1995 and 1994, respectively.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1995 and 1994:


                                    1995                  1994
                               Distributions to      Distributions to
                                  BAC Holders          BAC Holders
                              -------------------   -----------------
     Quarter Ended              Total    Per BAC     Total    Per BAC
     -------------            ---------  -------    --------- -------

     March 31                 $ 443,018  $  0.51    $ 349,557 $  0.40
                              =========  =======    ========= =======



     The distribution for the quarter ended March 31, 1995 is expected to be made on May 30, 1995. The General Partner anticipates the distribution for the quarter ended June 30, 1995 to range from $0.45 to $0.53 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

4.   RELATED PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $11,535 and $13,153 for the three months ended March 31, 1995 and 1994, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During each of the three-month periods ended March 31, 1995 and 1994, the Partnership paid or accrued a base asset management fee of $26,250.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   HOTEL OWNED BY THE PARTNERSHIP

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale is expected to be completed in 1995. Accordingly, the assets of this hotel are classified as an Asset Held for Sale on the balance sheets as of March 31, 1995 and December 31, 1994. The estimated sales price of the property of approximately $1.2 million is expected to generate sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale, if completed as currently negotiated, is expected to result in a net financial statement loss and a net tax loss of approximately $600,000. As such, an additional reserve for loss on the sale of Kankakee of $400,000 was recognized in 1994. A reserve for loss on the sale of Kankakee of $200,000 was recognized in 1993, based on actual net cash flow and net cash flow projections for the property at that time. There is no assurance that the sale will occur as expected, as the prospective purchasers have not yet been able to obtain commitments for the full amount of the financing.

     On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel
to fund the hotel's short-term working capital needs.   These advances are
expected to be repaid from sales proceeds of the Kankakee hotel, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                         ------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) expects that the hotels in the aggregate will generate sufficient cash to achieve a positive cash flow after operating expenses. Other than the periodic replacement of fixed assets, which are funded from the replacement reserves, there are no material commitments for capital expenditures.

     Due to the expiration of all remaining cash flow guarantees in 1993, the Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the three months ended March 31, 1995, was adequate to support operating, investing and financing requirements and the distributions to BAC Holders and the General Partners. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund replacement reserves, and make distributions to BAC Holders. Short-term commitments of $1,374,984 decreased slightly from December 31, 1994.

     The Partnership's notes payable, including accrued interest, are scheduled to mature in 1997 and 1998. The Managing General Partner is currently investigating refinancing options. There is no assurance that a refinancing will be complete.

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale is expected to be completed in 1995. Accordingly, the assets of this hotel are classified as an Asset Held for Sale on the balance sheets as of March 31, 1995 and December 31, 1994. The estimated sales price of the property of approximately $1.2 million is expected to generate sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale, if completed as currently negotiated, is expected to result in a net financial statement loss and a net tax loss of approximately $600,000. As such, an additional reserve for loss on the sale of Kankakee of $400,000 was recognized in 1994. A reserve for loss on the sale of Kankakee of $200,000 was recognized in 1993, based on actual net cash flow and net cash flow projections for the property at that time. There is no assurance that the sale will occur as expected, as the prospective purchasers have not yet been able to obtain commitments for the full amount of the financing.

     On February 21, 1995 and May 10, 1995 , the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel to fund the hotel's short-term working capital needs. These advances are expected to be repaid from sales proceeds of the Kankakee hotel, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1995 and 1994:

                                     1995                  1994
                                Distributions to      Distributions to
                                   BAC Holders           BAC Holders
                              -------------------   ------------------
     Quarter Ended              Total    Per BAC     Total    Per BAC
     -------------            ---------  -------    --------- -------

     March 31                 $ 443,018  $  0.51    $ 349,557 $  0.40
                              =========  =======    ========= =======


     The distribution for the quarter ended March 31, 1995 is expected to be made on May 30, 1995. The General Partner anticipates the distribution for the quarter ended June 30, 1995 to range from $0.45 to $0.53 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of hotel operations, increased during the three months ended March 31, 1995 from the comparable period in 1994 primarily due to a 4.7% increase in room revenue.
Room revenue increased in 1995 primarily due to an increase in average occupancy at two of the six hotels, as well as an increase in average room rates at certain hotels. Contributing to the increase in net income was a decrease in depreciation and amortization expense as a result of the reclassification of the Kankakee hotel as an Asset Held for Sale. Partially offsetting the increase in net income was an increase in room expenses, resulting from the increase in occupancy, as discussed above.

                          Hotels' Results of Operations
                          -----------------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets, the following months should provide the highest gross operating income and net cash flow:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



               Hotel Location                 Peak Months
               --------------           ---------------------
               Clearwater, FL           October through April
               Kankakee, IL             May through October
               Minneapolis, MN          May through October
               Plymouth, MN             June through October
               Roseville, MN            May through October
               Scottsdale, AZ           January through May


     The Statements of Operations include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue less departmental expenses. Net Cash Flow (Deficit) represents cash flow after operating expenses. The operating results and average occupancy for the hotels for the three months ended March 31, 1995 and 1994 are as follows:

                                     Gross Operating Income
                                   ---------------------------
                                   For the three months ended
                                            March 31,
                                   ---------------------------
                                       1995           1994
                                   ------------   ------------
          Hotel Location
          --------------

          Clearwater, FL           $    362,457   $    345,740
          Kankakee, IL                   38,207         99,099
          Minneapolis, MN               355,647        316,022
          Plymouth, MN                  171,863        123,827
          Roseville, MN                 192,613        177,165
          Scottsdale, AZ                905,388        905,892
                                   ------------   ------------
              Total                $  2,026,175   $  1,967,745
                                   ============   ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                     Net Cash Flow (Deficit)
                                   ---------------------------
                                   For the three months ended
                                            March 31,
                                   ---------------------------
                                       1995          1994
                                   ------------   ------------
          Hotel Location
          --------------

          Clearwater, FL           $    197,931   $    173,478
          Kankakee, IL                  (65,959)        (7,669)
          Minneapolis, MN               121,924         96,120
          Plymouth, MN                   18,733        (19,236)
          Roseville, MN                  22,126          5,050
          Scottsdale, AZ                333,421        344,783
                                   ------------   ------------
              Total                $    628,176   $    592,526
                                   ============   ============


                                        Average Occupancy
                                   ---------------------------
                                   For the three months ended
                                             March 31,
                                   ---------------------------
                                       1995           1994
                                   ------------   -----------
          Hotel Location
          --------------
          Clearwater, FL                86%            90%
          Kankakee, IL                  25%            41%
          Minneapolis, MN               84%            85%
          Plymouth, MN                  73%            56%
          Roseville, MN                 85%            78%
          Scottsdale, AZ                98%            98%
                                   ------------   -----------

               Total(1)                 78%            77%
                                   ============   ===========


(1) The totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Gross operating income and net cash flow for the Clearwater hotel for the three months ended March 31, 1995 increased from the same period in 1994 primarily due to an increase in average room rates and managements implementation of cost-control strategies. Gross operating income and net cash flow for the Kankakee hotel for the three months ended March 31, 1995 decreased from the same period in 1994 primarily due the re-opening of a nearby competitor, as well as the opening of a new competitor in 1994. Gross operating income and net cash flow for the Minneapolis hotel for the three months ended March 31, 1995 increased from the same period in 1994 primarily due to an increase in room rates resulting from management's marketing programs. Gross operating income and net cash flow for the Plymouth hotel for the three months ended March 31, 1995 increased from the same period in 1994 primarily due to an increase in occupancy and room rates resulting from increased group volume. Gross operating income and net cash flow for the Roseville hotel for the three months ended March 31, 1995 increased from the same period in 1994 primarily due to an increase in occupancy resulting from increased room demand in the Roseville area. Gross operating income and net cash flow for the Scottsdale hotel for the three months ended March 31, 1995 did not change significantly from the same period in 1994.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1995.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CRI HOTEL INCOME PARTNERS, L.P.


                              By:  CRICO Hotel Associates I, L.P.
                                   General Partner

                              By:  CRI, Inc.
                                   General Partner


May 11, 1995                  By:  /s/ Richard J. Palmer
- ---------------------              -------------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer