Form 10-Q
period 1995-06-30
CRI HOTEL INCOME PARTNERS L P
filed 1995-08-11
CIK 808377

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1995
                         --------------


Commission file number      33-11096
                         --------------



                          CRI HOTEL INCOME PARTNERS, L.P.
- -------------------------------------------------------------------------
                   (Exact name of registrant as specified in charter)



               Delaware                               52-1500621
- ----------------------------------------     ----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)




11200 Rockville Pike, Rockville, Maryland                20852
- -----------------------------------------    ---------------------------
(Address of principal executive officer)               (Zip Code)



                                 (301) 468-9200
- -------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at June 30, 1995
- ---------------------------------  --------------------------------------
          (Not applicable)                   (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995


                                                               Page

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - June 30, 1995
             and December 31, 1994  . . . . . . . . . . . .     1

           Statements of Income  - for the three and six
             months ended June 30, 1995 and 1994  . . . . .     3

           Statement of Changes in Partners' Capital (Deficit)
             - for the six months ended June 30, 1995   . .     5

           Statements of Cash Flows - for the six months
             ended June 30, 1995 and 1994   . . . . . . . .     6

           Notes to Financial Statements  . . . . . . . . .     8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . .    11

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . .    15

Signature     . . . . . . . . . . . . . . . . . . . . . . .    16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                               June 30,      December 31,
                                                 1995            1994
                                             ------------    ------------
                                             (Unaudited)
Property and equipment - at cost
  Land                                       $  1,574,490    $  1,574,490
  Buildings and site improvements              13,112,968      13,112,968
  Furniture, fixtures and equipment             4,367,259       4,194,226
  Leasehold improvements                        1,382,000       1,382,000
                                             ------------    ------------
                                               20,436,717      20,263,684
  Less: accumulated depreciation
    and amortization                           (7,291,723)     (6,891,531)
                                             ------------    ------------
                                               13,144,994      13,372,153

Asset held for sale                             1,135,556       1,135,556

Cash and cash equivalents                         682,789         537,352
Working capital reserve                            73,000         150,000
Receivables, reserve for replacements
  and other assets                                703,811         727,480
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $252,925 and $235,923,
  respectively                                    767,179         784,181
Property purchase costs, net of
  accumulated amortization of $44,842
  and $41,804, respectively                       137,425         140,463
                                             ------------    ------------

      Total assets                           $ 16,644,754    $ 16,847,185
                                             ============    ============













                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                June 30,     December 31,
                                                  1995           1994
                                              ------------   ------------
                                              (Unaudited)

Distributions payable                         $    478,650   $    452,059
Accounts payable and accrued expenses              215,474        184,953
Hotel trade payables                               265,934        390,541
Accrued salaries and wages                          68,722         76,435
Building lease payable                              66,657         91,608
Sales tax payable                                   76,973         66,763
Accrued management fees                             31,196         95,797
Accrued property taxes                             105,126         65,722
                                              ------------   ------------
                                                 1,308,732      1,423,878
                                              ------------   ------------
Notes payable                                    7,180,284      6,865,486
                                              ------------   ------------
      Total liabilities                          8,489,016      8,289,364
                                              ------------   ------------
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                 (226,715)      (218,674)
  Beneficial Assignee Certificates (BACs)
    Series A; 868,662 BACs issued and
    outstanding                                  8,382,453      8,776,495
                                              ------------   ------------
      Total partners' capital                    8,155,738      8,557,821
                                              ------------   ------------
      Total liabilities and partners'
        capital                               $ 16,644,754   $ 16,847,185
                                              ============   ============













                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                     For the three months ended For the six months ended
                               June 30,                June 30,

                     -------------------------- -------------------------
                         1995        1994           1995         1994
                     ----------- -------------  ------------ ------------
Revenue:
  Rooms              $ 2,399,635 $ 2,359,926    $ 4,981,482  $ 4,826,833
  Rental and other       110,043     112,390        219,113      211,606
  Telephone              112,751     104,410        217,600      229,189
  Food                    18,721      21,519         32,514       32,947
  Interest and
    other income           6,819       9,354         12,556       10,686
                     ----------- -----------    -----------  -----------
      Total revenue    2,647,969   2,607,599      5,463,265    5,311,261
                     ----------- -----------    -----------  -----------

Expenses:
  Rooms                  706,363     679,465      1,392,389    1,297,997
  General and
    administrative       271,559     278,025        578,714      603,124
  Marketing              232,086     266,785        479,764      504,364
  Depreciation and
    amortization         215,152     233,984        428,141      500,675
  Property operations
    and maintenance      163,711     156,640        315,677      294,823
  Energy                 113,128     117,700        257,937      267,051
  Management fees         91,806      90,455        189,738      184,454
  Property taxes         172,874      78,840        323,242      219,888
  Building lease
    expense              149,255     153,397        378,732      381,196
  Rental and other        35,822      56,962         72,076      104,379
  Telephone               43,427      51,559         78,511      102,396
  Base asset
    management fee,
    paid to related
    parties               26,250      26,250         52,500       52,500
  Food and beverage       19,393      18,836         33,491       31,224
  Miscellaneous,
    net                   12,284      10,914         24,009       20,667
  Professional fees       12,426       7,601         22,790       22,560
                     ----------- -----------    -----------  -----------



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        STATEMENTS OF INCOME - Continued

                                   (Unaudited)

                     For the three months ended For the six months ended
                               June 30,                June 30,

                     -------------------------- -------------------------
                         1995          1994         1995         1994
                     -----------   ------------ ------------ ------------
    Total operating
      costs and
      expenses         2,265,536     2,227,413    4,627,711    4,587,298
                     -----------   -----------  -----------  -----------

Operating income         382,433       380,186      835,554      723,963
                     -----------   -----------  -----------  -----------

Other income
 (expenses):
    Interest
      expense           (159,163)     (145,513)    (314,798)    (287,800)
  Cash flow
    guarantees/
    (recoveries)              --            --        7,870        5,057
                     -----------   -----------  -----------  -----------

      Total other
        expenses        (159,163)     (145,513)    (306,928)    (282,743)
                     -----------   -----------  -----------  -----------

Net income           $   223,270   $   234,673  $   528,626  $   441,220
                     ===========   ===========  ===========  ===========

Net income allocated
  to General
  Partner (2%)       $     4,466   $     4,693  $    10,573  $     8,824
                     ===========   ===========  ===========  ===========
Net income allocated
  to BAC
  Holders (98%)      $   218,804   $   229,980  $   518,053  $   432,396
                     ===========   ===========  ===========  ===========
Net income per BAC
  based on
  868,662 BACs
  outstanding        $      0.26   $      0.27  $      0.60  $      0.50
                     ===========   ===========  ===========  ===========



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                     For the six months ended June 30, 1995

                                   (Unaudited)



                                               Beneficial
                                                Assignee
                                    General    Certificate
                                    Partner      Holders         Total
                                   ---------  ------------   ------------
Balance, December 31, 1994         $(218,674) $  8,776,495   $  8,557,821

  Distributions paid or accrued
     of $1.05 per BAC                (18,614)     (912,095)      (930,709)

  Net income                          10,573       518,053        528,626
                                   ---------  ------------   ------------

Balance, June 30, 1995             $(226,715) $  8,382,453   $  8,155,738
                                   =========  ============   ============



























                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                               For the six months ended
                                                        June 30,
                                             ------------------------------
                                                 1995             1994
                                             ------------    ------------
Cash flows from operating activities:
  Net income                                 $   528,626     $    441,220
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                428,141          500,675
    Accrued interest on notes payable            314,798          287,800

    Changes in assets and liabilities:
      Increase in receivables
        and other assets, net                     (4,970)        (108,518)
      Increase in accounts payable and
        accrued expenses                          30,521          135,006
      Decrease in hotel trade payables          (124,607)        (103,246)
      Decrease in accrued salaries and
        wages                                     (7,713)         (24,618)
      Decrease in building lease payable         (24,951)        (325,185)
      Increase in sales tax payable               10,210           18,150
      Increase in accrued property taxes          39,404            4,246
      Decrease in accrued management fees        (64,601)              --
                                             ------------    ------------
         Net cash provided by operating
           activities                          1,124,858          825,530
                                             ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment            (173,033)        (107,192)
  Net withdrawals from reserve for
    replacements                                  20,730               --
  Decrease in working capital reserves            77,000               --
                                             ------------    ------------
         Net cash used in investing
           activities                            (75,303)        (107,192)
                                             ------------    ------------






                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                      STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)


                                               For the six months ended
                                                        June 30,
                                             ----------------------------
                                                 1995             1994
                                             ------------    ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and
    General Partner                              (904,118)       (596,900)
                                             ------------    ------------

Net increase in cash and cash equivalents         145,437         121,438

Cash and cash equivalents, beginning of
  period                                          537,352         715,947
                                             ------------    ------------

Cash and cash equivalents, end of period     $    682,789    $    837,385
                                             ============    ============



























                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of June 30, 1995 and December 31, 1994, and the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

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

2.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operations of the hotels. Each agreement was for an initial term of ten years, with a five-year renewal option. The agreements called for a base management fee of 2.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also called for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership.

          On January 1, 1993, the management agreements between the Partnership and Buckhead were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. The Partnership accepted these modifications to the management agreements in lieu of having the agreements terminated by Buckhead in its Chapter 11 Bankruptcy case (filed in 1991). Had the Partnership contracted with another management agent, costs (which would have included franchise fees currently not payable because of Buckhead's management of the hotels) were expected to exceed the increase in management fees. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. No incentive management fees were earned or paid for the first or second quarters of 1995 or 1994.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   COMMITMENTS - Continued

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement, which is included in rental and other revenue on the accompanying statements of income, was $12,193 and $24,385 for the three and six months ended June 30, 1995, respectively, and $11,780 and $23,560 for the three and six months ended June 30, 1994, respectively.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first and second quarters of 1995 and 1994:


                                    1995                  1994
                               Distributions to      Distributions to
                                  BAC Holders          BAC Holders
                              -------------------   -----------------
     Quarter Ended              Total    Per BAC     Total    Per BAC
     -------------            ---------  -------    --------- -------

     March 31,                $ 443,018  $  0.51    $ 349,550 $  0.40
     June 30,                   469,077     0.54      443,969    0.51
                              ---------  -------    --------- -------

     Total                    $ 912,095  $  1.05    $ 793,519 $  0.91
                              =========  =======    ========= =======


     The distribution for the quarter ended June 30, 1995 is expected to be made on August 29, 1995. The General Partner anticipates the distribution for the quarter ended September 30, 1995 to range from $0.49 to $0.57 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.


4.   RELATED PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $14,606 and $26,141 for the three and six months ended June 30, 1995, respectively, and $15,248 and $28,401 for the three and six months ended June 30, 1994, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   RELATED PARTY TRANSACTIONS - Continued

statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During the three and six months period ended June 30, 1995 and 1994, the Partnership paid or accrued a base asset management fee of $26,250 and $52,500, respectively.


5.   HOTELS OWNED BY THE PARTNERSHIP

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. Accordingly, the assets of this hotel are classified as an asset held for sale on the balance sheets as of June 30, 1995 and December 31, 1994. The sales price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale will result in a net financial statement loss and a net tax loss of approximately $70,000, and $670,000, respectively. Reserves for loss on the sale of the Kankakee hotel of $200,000 and $400,000 were recognized for financial statement purposes in 1993 and 1994, respectively.

     On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel
to fund the hotel's short-term working capital needs.   These advances were
repaid on July 19, 1995 from sales proceeds of the Kankakee hotel, as discussed above.

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

     Due to the expiration of all remaining cash flow guarantees in 1993, the Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the six months ended June 30, 1995, was adequate to support operating, investing and financing requirements and the distributions to BAC Holders and the General Partners. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund replacement reserves, and make distributions to BAC Holders. Short-term commitments of $1,308,732 decreased from December 31, 1994.

     The Partnership's notes payable, including accrued interest, are scheduled to mature in 1997 and 1998. The Kankakee note payable of $434,925 plus accrued interest of $440,746 was paid off on July 19, 1995 in connection with the sale of the hotel, as discussed below. The Managing General Partner is currently investigating refinancing options for the remaining notes. There is no assurance that a refinancing or refinancings will be completed.

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. Accordingly, the assets of this hotel are classified as an asset held for sale on the balance sheets as of June 30, 1995 and December 31, 1994. The sales price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale will result in a net financial statement loss and a net tax loss of approximately $70,000, and $670,000, respectively. Reserves for loss on the sale of the Kankakee hotel of $200,000 and $400,000 were recognized for financial statement purposes in 1993 and 1994, respectively. The sale of the Kankakee hotel is not expected to have a negative effect on the net income or cash flow of the Partnership.

     On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel
to fund the hotel's short-term working capital needs.   These advances were
repaid on July 19, 1995 from sales proceeds of the Kankakee hotel, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     The following distributions were paid or accrued to BAC Holders of record during the first and second quarters of 1995 and 1994:

                                    1995                  1994
                               Distributions to      Distributions to
                                  BAC Holders          BAC Holders
                              -------------------   -----------------
     Quarter Ended              Total    Per BAC     Total    Per BAC
     -------------            ---------  -------    --------- -------

     March 31,                $ 443,018  $  0.51    $ 349,550 $  0.40
     June 30,                   469,077     0.54      443,969    0.51
                              ---------  -------    --------- -------

     Total                    $ 912,095  $  1.05    $ 793,519 $  0.91
                              =========  =======    ========= =======


     The distribution for the quarter ended June 30, 1995 is expected to be made on August 29, 1995. The General Partner anticipates the distribution for the quarter ended September 30, 1995 to range from $0.49 to $0.57 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, did not change significantly during the three months ended June 30, 1995 from the comparable period in 1994.

     The Partnership's net income increased during the six months ended June 30, 1995 from the comparable period in 1994 primarily due to a 3.2% increase in room revenue. Room revenue increased in 1995 primarily due to an increase in average occupancy at three of the six hotels, as well as an increase in average room rates at certain hotels. Contributing to the increase in net income was a decrease in depreciation and amortization expense as a result of the reclassification of the Kankakee hotel as an asset held for sale. Partially offsetting the increase in net income was an increase in room expenses, resulting from the increase in occupancy, as discussed herein, as well as an increase in property taxes due to a one-time refund of real estate taxes for one property in 1994 due to a successful petition to lower the assessment.

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


     The Statements of Operations include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue less departmental expenses. Net Cash Flow (Deficit) represents cash flow after operating expenses. The operating results and average occupancy for the hotels for the three and six months ended June 30, 1995 and 1994 are as follows:


                   Gross Operating Income       Gross Operating Income
                 For the three months ended    For the six months ended
                   June 30,       June 30,       June 30,       June 30,
Hotel Location       1995           1994           1995           1994
- --------------   -----------    -----------    ----------     ----------
Clearwater, FL   $   300,935    $   262,856    $  663,392     $  608,596
Kankakee,IL           76,921        148,824       115,128        247,923
Minneapolis, MN      415,510        376,667       771,157        692,689
Plymouth, MN         216,777        207,906       388,640        331,733
Roseville, MN        246,157        227,330       438,770        404,495
Scottsdale, AZ       567,935        562,833     1,473,323      1,468,725
                 -----------    -----------    ----------     ----------

Total            $ 1,824,235    $ 1,786,416    $3,850,410     $3,754,161
                 ===========    ===========    ==========     ==========


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                   Net Cash Flow (Deficit)      Net Cash Flow (Deficit)
                 For the three months ended    For the six months ended
                   June 30,       June 30,       June 30,       June 30,
Hotel Location       1995           1994           1995           1994
- --------------   -----------    -----------    ----------     ----------

Clearwater, FL   $   128,651    $    98,990    $  326,582     $  272,468
Kankakee,IL          (54,535)        33,931      (120,494)        26,262
Minneapolis, MN      197,584        159,113       319,508        255,233
Plymouth, MN          71,749        101,691        90,482         82,455
Roseville, MN         93,398         64,292       115,524         69,342
Scottsdale, AZ       133,626         99,604       467,047        444,387
                 -----------    -----------    ----------     ----------

Total            $   570,473    $   557,621    $1,198,649     $1,150,147
                 ===========    ===========    ==========     ==========



                      Average Occupancy            Average Occupancy
                 For the three months ended    For the six months ended
                   June 30,       June 30,       June 30,       June 30,
Hotel Location       1995           1994           1995           1994
- --------------   -----------    -----------    ----------     ----------

Clearwater, FL        84%            79%            85%            84%
Kankakee, IL          33%            59%            29%            50%
Minneapolis, MN       91%            93%            87%            89%
Plymouth, MN          84%            86%            78%            71%
Roseville, MN         93%            90%            89%            84%
Scottsdale, AZ        96%            97%            97%            98%
                 -----------    -----------    ----------     ----------
Total(1)              82%            84%            80%            79%
                 ===========    ===========    ==========     ==========


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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


     Gross operating income and net cash flow for the Clearwater hotel for the three and six months ended June 30, 1995 increased from the same periods in 1994 primarily due to an increase in average room rates and management's implementation of cost-control strategies. Gross operating income and net cash flow for the Kankakee hotel for the three and six months ended June 30, 1995 decreased from the same periods in 1994 primarily due to the re-opening of a nearby competitor, as well as the opening of a new competitor in 1994. Gross operating income and net cash flow for the Minneapolis hotel for the three and six months ended June 30, 1995 increased from the same periods in 1994 primarily due to an increase in room rates resulting from management's marketing programs. Gross operating income for the Plymouth hotel for the three and six months ended June 30, 1995 increased from the same periods in 1994 primarily due to an increase in room rates resulting from increased group volume. Net cash flow for the Plymouth hotel for the three months ended June 30, 1995 decreased for the same period in 1994 primarily due to a one-time refund of real estate taxes in 1994 resulting from a successful petition to lower the assessment. Net cash flow for the Plymouth hotel for the six months ended June 30, 1995 increased from the same period in 1994 primarily due to the hotel's ability to replace certain contract business with higher rated business through direct sales efforts. Gross operating income and net cash flow for the Roseville hotel for the three and six months ended June 30, 1995 increased from the same periods in 1994 primarily due to an increase in occupancy resulting from increased room demand in the Roseville area. Gross operating income and net cash flow for the Scottsdale hotel for the three and six months ended June 30, 1995 increased from the same periods in 1994 primarily due to increased cost control efforts.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1995.

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


August 11, 1995                    By:/s/ Richard J. Palmer
- ---------------------              -------------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer