Form 10-Q
period 1995-09-30
CRI HOTEL INCOME PARTNERS L P
filed 1995-11-14
CIK 808377

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1995
                         ------------------


Commission file number      33-11096
                         --------------



                          CRI HOTEL INCOME PARTNERS, L.P.
-------------------------------------------------------------------------
                   (Exact name of registrant as specified in charter)



               Delaware                               52-1500621
----------------------------------------     ----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)




11200 Rockville Pike, Rockville, Maryland                20852
-----------------------------------------    ---------------------------
(Address of principal executive officer)               (Zip Code)



                                 (301) 468-9200
-------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


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

               Class                 Outstanding at September 30, 1995
---------------------------------  --------------------------------------
          (Not applicable)                   (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - September 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . .      1

           Statements of Income  - for the three and nine
             months ended September 30, 1995 and 1994   . . . . . .      3

           Statement of Changes in Partners' Capital (Deficit)
             - for the nine months ended September 30, 1995   . . .      5

           Statements of Cash Flows - for the nine months
             ended September 30, 1995 and 1994  . . . . . . . . . .      6

           Notes to Financial Statements  . . . . . . . . . . . . .      8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .     11

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     16

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                             September 30,   December 31,
                                                 1995           1994
                                             ------------    ------------
                                             (Unaudited)
Property and equipment - at cost
  Land                                       $  1,574,490    $  1,574,490
  Buildings and site improvements              13,112,968      13,112,968
  Furniture, fixtures and equipment             4,430,377       4,194,226
  Leasehold improvements                        1,382,000       1,382,000
                                             ------------    ------------
                                               20,499,835      20,263,684
  Less: accumulated depreciation
    and amortization                           (7,495,517)     (6,891,531)
                                             ------------    ------------
                                               13,004,318      13,372,153

Asset held for sale                                    --       1,135,556

Cash and cash equivalents                       1,133,132         537,352
Working capital reserve                           150,000         150,000
Receivables, reserve for replacements
  and other assets                                649,369         727,480
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $261,425 and $235,923,
  respectively                                    758,679         784,181
Property purchase costs, net of
  accumulated amortization of $46,361
  and $41,804, respectively                       135,906         140,463
                                             ------------    ------------
      Total assets                           $ 15,831,404    $ 16,847,185
                                             ============    ============














                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                           BALANCE SHEETS - Continued

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                              September 30,  December 31,
                                                  1995           1994
                                              ------------   ------------
                                              (Unaudited)

Distributions payable                         $    593,176   $    452,059
Hotel trade payables                               432,934        390,541
Accounts payable and accrued expenses              194,867        184,953
Accrued property taxes                             138,682         65,722
Accrued salaries and wages                          66,857         76,435
Sales tax payable                                   65,238         66,763
Building lease payable                              29,442         91,608
Accrued management fees                             29,079         95,797
                                              ------------   ------------
                                                 1,550,275      1,423,878

Notes payable                                    6,458,564      6,865,486
                                              ------------   ------------
      Total liabilities                          8,008,839      8,289,364
                                              ------------   ------------
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                 (232,329)      (218,674)
  Beneficial Assignee Certificates (BACs)
    Series A; 868,662 BACs issued and
    outstanding                                  8,054,894      8,776,495
                                              ------------   ------------
      Total partners' capital                    7,822,565      8,557,821
                                              ------------   ------------
      Total liabilities and partners'
        capital                               $ 15,831,404   $ 16,847,185
                                              ============   ============













                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                     For the three months ended For the nine months ended
                            September 30,               September 30,

                     -------------------------- -------------------------
                         1995          1994         1995         1994
                     -----------   ------------ -----------  ------------
Revenue:
  Rooms              $ 2,345,334   $ 2,380,589  $ 7,326,816  $ 7,207,422
  Telephone               99,002       100,991      316,602      330,180
  Rental and other        94,748       103,502      313,861      315,108
  Food                    13,892        17,990       46,406       50,937
  Interest and
    other income          15,441         5,695       35,867       21,438
                     -----------   -----------  -----------  -----------
      Total revenue    2,568,417     2,608,767    8,039,552    7,925,085
                     -----------   -----------  -----------  -----------

Expenses:
  Rooms                  722,679       730,655    2,115,068    2,028,652
  General and
    administrative       228,699       280,571      807,413      883,695
  Marketing              220,014       264,709      699,778      769,073
  Depreciation and
    amortization         217,767       238,576      645,908      739,251
  Energy                 151,930       152,082      409,867      419,133
  Property operations
    and maintenance      150,838       166,223      466,515      461,046
  Building lease
    expense              118,500       117,722      497,232      498,918
  Property taxes         117,744       129,216      440,986      349,104
  Management fees         88,877        90,448      278,615      274,902
  Telephone               38,784        49,511      117,295      151,907
  Base asset
    management fee,
    paid to related
    parties               26,250        26,250       78,750       78,750
  Rental and other        25,217        39,711       97,293      144,090
  Food and beverage       17,091        17,498       50,582       48,722
  Miscellaneous,
    net                   12,341        11,986       36,350       32,653
  Professional fees       10,427        16,822       33,217       39,382
                     -----------   -----------  -----------  -----------




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        STATEMENTS OF INCOME - Continued

                                   (Unaudited)

                     For the three months ended For the nine months ended
                            September 30,               September 30,

                     -------------------------- -------------------------
                         1995          1994         1995         1994
                     -----------   -----------  -----------  ------------
    Total operating
      costs and
      expenses         2,147,158     2,331,980    6,774,869    6,919,278
                     -----------   -----------  -----------  -----------
Operating income         421,259       276,787    1,264,683    1,005,807
                     -----------   -----------  -----------  -----------
Other expenses:
  Interest expense      (153,951)     (148,812)    (468,749)    (436,612)
  Loss on disposition
    of hotel              (7,305)           --       (7,305)          --
                     -----------   -----------  -----------  -----------
      Total other
        expenses        (161,256)     (148,812)    (476,054)    (436,612)
                     -----------   -----------  -----------  -----------
Net income           $   260,003   $   127,975  $   788,629  $   569,195
                     ===========   ===========  ===========  ===========
Net income allocated
  to General
  Partner (2%)       $     5,200   $     2,560  $    15,773  $    11,384
                     ===========   ===========  ===========  ===========
Net income allocated
  to BAC
  Holders (98%)      $   254,803   $   125,415  $   772,856  $   557,811
                     ===========   ===========  ===========  ===========
Net income per BAC
  based on
  868,662 BACs
  outstanding        $      0.29   $      0.14  $      0.89  $      0.64
                     ===========   ===========  ===========  ===========












                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                  For the nine months ended September 30, 1995

                                   (Unaudited)

                                               Beneficial
                                                Assignee
                                    General    Certificate
                                    Partner      Holders         Total
                                   ---------  ------------   ------------
Balance, December 31, 1994         $(218,674) $  8,776,495   $  8,557,821

  Distributions paid or accrued
     of $1.72 per BAC                (29,428)   (1,494,457)    (1,523,885)

  Net income                          15,773       772,856        788,629
                                   ---------  ------------   ------------

Balance, September 30, 1995        $(232,329) $  8,054,894   $  7,822,565
                                   =========  ============   ============





























                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                              For the nine months ended
                                                     September 30,
                                             ----------------------------
                                                 1995             1994
                                             ------------    ------------
Cash flows from operating activities:
  Net income                                 $    788,629    $    569,195
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 645,908         739,251
    Accrued interest on notes payable             468,749         436,612
    Loss on disposition of hotel                    7,305              --
    Changes in assets and liabilities:
      Decrease (increase) in receivables
        and other assets, net                      40,427        (120,957)
      Increase in accounts payable and
        accrued expenses                            9,914          72,254
      Increase in hotel trade payables             42,393          81,217
      Decrease in accrued salaries and
        wages                                      (9,578)        (65,391)
      Decrease in building lease payable          (62,166)       (351,819)
      (Decrease) increase in sales tax
        payable                                    (1,525)         16,638
      Increase in accrued property taxes           72,960          88,756
      Decrease in accrued management fees         (66,718)             --
                                             ------------    ------------
         Net cash provided by operating
           activities                           1,936,298       1,465,756
                                             ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment             (236,151)       (225,155)
  Net withdrawals from reserve for
    replacements                                   25,821              --
  Net proceeds from disposition of hotel        1,128,251              --
                                             ------------    ------------
         Net cash provided by (used in)
           investing activities                   917,921        (225,155)
                                             ------------    ------------





                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                      STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                               For the nine months ended
                                                      September 30,
                                             ----------------------------
                                                 1995             1994
                                             ------------    ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and
    General Partner                            (1,382,768)     (1,049,930)
  Retirement of note payable                     (875,671)             --
                                             ------------    ------------
         Net cash used in financing
           activities                          (2,258,439)     (1,049,930)
                                             ------------    ------------

Net increase in cash and cash equivalents         595,780         190,671

Cash and cash equivalents, beginning of
  period                                          537,352         715,947
                                             ------------    ------------

Cash and cash equivalents, end of period     $  1,133,132    $    906,618
                                             ============    ============
























                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of September 30, 1995 and December 31, 1994, and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

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

          On January 1, 1993, the management agreements between the Partnership and Buckhead were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. The Partnership accepted these modifications to the management agreements in lieu of having the agreements terminated by Buckhead in its Chapter 11 Bankruptcy case (filed in 1991). Had the Partnership contracted with another management agent, costs (which would have included franchise fees currently not payable because of Buckhead's management of the hotels) were expected to exceed the increase in management fees. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. No incentive management fees were earned or paid for the first three quarters of 1995 or 1994.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   COMMITMENTS - Continued

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement, which is included in rental and other revenue on the accompanying statements of income, was $12,192 and $36,577 for the three and nine months ended September 30, 1995, respectively, and $11,780 and $35,340 for the three and nine months ended September 30, 1994, respectively.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first three quarters of 1995 and 1994:

                                   1995                  1994
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31,             $  443,018  $  0.51    $  349,550   $  0.40
     June 30,                 469,077     0.54       443,969      0.51
     September 30,            582,362*    0.67       454,386      0.53
                           ----------  -------    ----------   -------
     Total                 $1,494,457  $  1.72    $1,247,905   $  1.44
                           ==========  =======    ==========   =======

     * Includes the distribution of net cash proceeds from the sale of the Kankakee hotel of $52,478 (approximately $0.06 per BAC), which is net of payment of outstanding Kankakee real estate taxes, retirement of the related note payable and repayment of Partnership advances.

     The distribution for the quarter ended September 30, 1995 is expected to be made on November 29, 1995. The General Partner anticipates the distribution for the quarter ended December 31, 1995 to range from $0.54 to $0.61 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $18,231 and $44,372 for the three and nine months ended September 30, 1995, respectively, and $18,227 and $46,628 for the three and nine months ended September 30, 1994, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During the three and nine months period ended September 30, 1995 and 1994, the Partnership paid or accrued a base asset management fee of $26,250 and $78,750, respectively.

5.   HOTELS OWNED BY THE PARTNERSHIP

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. Accordingly, the assets of this hotel are classified as an asset held for sale on the balance sheet as of December 31, 1994. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale resulted in a net financial statement loss and a net tax loss in 1995 of approximately $7,000, and $607,000, respectively. Reserves for loss on the sale of the Kankakee hotel of $200,000 and $400,000 were recognized for financial statement purposes in 1993 and 1994, respectively.

     On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel
to fund the hotel's short-term working capital needs.   These advances were
repaid and the working capital reserves were replenished on July 19, 1995 from sale proceeds of the Kankakee hotel, as discussed above. Additionally, 1994 advances of $62,055 were repaid from sale proceeds and are included in cash distributions from operating activities in the third quarter of 1995.

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

     Due to the expiration of all remaining cash flow guarantees in 1993, the Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the nine months ended September 30, 1995, was adequate to support operating and investing requirements and the distributions to BAC Holders and the General Partners. In addition, the net proceeds from the sale of Kankakee were adequate to retire the related purchase money note, as discussed below. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund replacement reserves, and make distributions to BAC Holders. Short-term commitments of $1,550,275 increased from December 31, 1994 primarily due to an increase in distributions payable.

     The Partnership's notes payable, including accrued interest, are scheduled to mature in 1997 and 1998. The Kankakee note payable of $434,925 plus accrued interest of $440,746 was retired on July 19, 1995 in connection with the sale of the hotel, as discussed below. The Managing General Partner is currently investigating refinancing options for the remaining notes. There is no assurance that a refinancing or refinancings will be completed.

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. Accordingly, the assets of this hotel are classified as an asset held for sale on the balance sheet as of December 31, 1994. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale resulted in a net financial statement loss and a net tax loss in 1995 of approximately $7,000, and $607,000, respectively. Reserves for loss on the sale of the Kankakee hotel of $200,000 and $400,000 were recognized for financial statement purposes in 1993 and 1994, respectively. The sale of the Kankakee hotel is not expected to have a negative effect on the future net income or cash flow of the Partnership.

     On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel
to fund the hotel's short-term working capital needs.   These advances were
repaid and the working capital reserves were replenished on July 19, 1995 from sale proceeds of the Kankakee hotel, as discussed above. Additionally, 1994 advances of $62,055 were repaid from sale proceeds and are included in cash distributions from operating activities in the third quarter of 1995.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following distributions were paid or accrued to BAC Holders of record during the first three quarters of 1995 and 1994:

                                 1995                   1994
                            Distributions to       Distributions to
                              BAC Holders            BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31,             $  443,018  $  0.51    $  349,550   $  0.40
     June 30,                 469,077     0.54       443,969      0.51
     September 30,            582,362*    0.67       454,386      0.53
                           ----------  -------    ----------   -------
     Total                 $1,494,457  $  1.72    $1,247,905   $  1.44
                           ==========  =======    ==========   =======

     * Includes the distribution of net cash proceeds from the sale of the Kankakee hotel of $52,478 (approximately $0.06 per BAC), which is net of payment of outstanding Kankakee real estate taxes, retirement of the related note payable and repayment of Partnership advances.

     The distribution for the quarter ended September 30, 1995 is expected to be made on November 29, 1995. The General Partner anticipates the distribution for the quarter ended December 31, 1995 to range from $0.54 to $0.61 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased during the three months ended
September 30, 1995 from the comparable period in 1994 primarily due to decreased hotel operating costs and expenses resulting from the sale of the Kankakee hotel on July 19, 1995. During the third quarter of 1995, operating costs and expenses for the Kankakee hotel were recorded up to the date of sale, as compared to a full quarter of expenses recorded during 1994. As a result, operating costs and expenses for the Kankakee hotel in the third quarter of 1995 accounted for only 2% of total hotel operating costs and expenses, as compared to 11% for the same period in 1994. Partially offsetting the Partnership's increase in net income was a decrease in room revenue for the third quarter of 1995 as compared to the same period of 1994. The sale of the Kankakee hotel resulted in a decrease in room revenue of approximately $182,000 and was partially offset by increased room revenues of approximately $147,000 from the remaining hotels primarily due to increased average room rates at those hotels.

     The Partnership's net income increased during the nine months ended September 30, 1995 from the comparable period in 1994 primarily due to a 2% decrease in total hotel operating costs and expenses for the first three quarters of 1995 as compared to the same period in 1994. Operating costs and

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

expenses decreased 3% as a result of decreased operations and the eventual sale of the Kankakee hotel, and decreased another 1% as a result of a reduction in depreciation and amortization expense due to the reclassification of the Kankakee hotel as an asset held for sale at the end of 1994. These decreases in operating costs and expenses were partially offset by a 2% increase in operating costs and expenses of the remaining hotels resulting from the increases in occupancy, as discussed herein, as well as an increase in property taxes due to a one-time refund of real estate taxes for one property in 1994 as a result of a successful petition to lower the assessment. Contributing to the increase in net income was a 1.7% increase in room revenue. Room revenue increased in 1995 primarily due to an increase in average occupancy at three of the hotels, as well as an increase in average room rates at all hotels, which was partially offset by a decrease in room revenue for the Kankakee hotel due to its sale in the third quarter of 1995, as discussed above.

                          Hotels' Results of Operations
                          -----------------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets, the following months should provide the highest gross operating income and net cash flow:

               Hotel Location                 Peak Months
               --------------           ---------------------
               Clearwater, FL           October through April
               Minneapolis, MN          May through October
               Plymouth, MN             June through October
               Roseville, MN            May through October
               Scottsdale, AZ           January through May

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Statements of Operations include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue less departmental expenses. Net Cash Flow (Deficit) represents cash flow after operating expenses. The operating results and average occupancy for the hotels for the three and nine months ended September 30, 1995 and 1994 are as follows:

                    Gross Operating Income        Gross Operating Income
                  For the three months ended    For the nine months ended
                        September 30,                 September 30,

                 ----------------------------  ----------------------------
Hotel Location       1995           1994           1995           1994
--------------   -------------  -------------  -------------  -------------
Clearwater, FL   $     214,570  $     194,545  $     877,962  $     803,141
Kankakee,IL (2)         10,725        159,362        125,853        407,285
Minneapolis, MN        486,696        437,083      1,257,853      1,129,772
Plymouth, MN           295,953        260,914        684,593        592,647
Roseville, MN          296,785        280,751        735,555        685,246
Scottsdale, AZ         428,931        421,566      1,902,254      1,890,291
                 -------------  -------------  -------------  -------------
Total            $   1,733,660  $   1,754,221  $   5,584,070  $   5,508,382
                 =============  =============  =============  =============


                   Net Cash Flow (Deficit)       Net Cash Flow (Deficit)
                  For the three months ended    For the nine months ended
                        September 30,                 September 30,

                 ----------------------------  ----------------------------
Hotel Location       1995           1994           1995           1994
--------------   -------------  -------------  -------------  -------------
Clearwater, FL   $      62,526  $      54,490  $     389,108  $     326,958
Kankakee,IL (2)          7,555         24,182       (112,939)        50,444
Minneapolis, MN        250,239        208,796        569,747        464,029
Plymouth, MN           137,627         96,369        228,109        178,824
Roseville, MN          129,053        113,253        244,577        182,595
Scottsdale, AZ           8,429         (8,097)       475,476        436,290
                 -------------  -------------  -------------  -------------
Total            $     595,429  $     488,993  $   1,794,078  $   1,639,140
                 =============  =============  =============  =============










PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                       Average Occupancy             Average Occupancy
                  For the three months ended    For the nine months ended
                        September 30,                 September 30,
                 ----------------------------  ----------------------------
Hotel Location       1995           1994           1995           1994
--------------   -------------  -------------  -------------  -------------
Clearwater, FL          64%            63%            78%            77%
Kankakee, IL(2)         45%            63%            30%            54%
Minneapolis, MN         96%            97%            90%            92%
Plymouth, MN            90%            95%            82%            79%
Roseville, MN           98%            99%            92%            89%
Scottsdale, AZ          88%            91%            94%            95%
                    ------         ------         ------         ------
Total(1)                86%            86%            82%            83%
                    ======         ======         ======         ======

(1) The totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.
(2) The 1995 operating results presented for the Kankakee hotel are through July 19, 1995, the date of sale.

     Gross operating income and net cash flow for the Clearwater hotel for the three and nine months ended September 30, 1995 increased from the same periods in 1994 primarily due to an increase in occupancy and average room rates, as well as management's implementation of cost-control strategies. The Kankakee hotel was sold on July 19, 1995, as previously discussed. From January 1, 1995 to the date of sale, gross operating income and net cash flow for the Kankakee hotel decreased from the same period in 1994 primarily due to the re-opening of a nearby competitor, as well as the opening of a new competitor in 1994. Gross operating income and net cash flow for the Minneapolis hotel for the three and nine months ended September 30, 1995 increased from the same periods in 1994 primarily due to an increase in room rates resulting from management's marketing programs. Gross operating income and net cash flow for the Plymouth hotel for the three and nine months ended September 30, 1995 increased from the same periods in 1994 primarily due to an increase in room rates resulting from increased group volume. Gross operating income and net cash flow for the Roseville hotel for the three and nine months ended September 30, 1995 increased from the same periods in 1994 primarily due to an increase in average room rate resulting from increased room demand in the Roseville area. Gross operating income and net cash flow for the Scottsdale hotel for the three and nine months ended September 30, 1995 increased from the same periods in 1994 primarily due to an increase in average room rates, as well as increased cost control efforts.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1995.

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


November 14, 1995             By:  /s/ Richard J. Palmer
---------------------              -------------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer