Form 10-K
period 1995-12-31
CRI HOTEL INCOME PARTNERS L P
filed 1996-03-06
CIK 808377

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1995
                              ---------------------

Commission file number               33-11096
                              ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.
   --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                     52-1500621
-------------------------------              -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

11200 Rockville Pike, Rockville, Maryland              20852
-----------------------------------------    -----------------------------
(Address of principal executive officer)             (Zip Code)

(Registrant's telephone number, including area code)     (301) 468-9200
                                                       ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                           on which registered
---------------------------------            -----------------------------
             N/A                                            N/A

Securities registered pursuant to Section 12(g) of the Act.

                        Beneficial Assignee Certificates
--------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                         CRI HOTEL INCOME PARTNERS, L.P.

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                   Page
                                                                   ----

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .      I-1
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .      I-1
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .      I-2


                                     PART II
                                     -------

Item 5.   Market for the Registrant's Partnership
            Interests and Related Partnership Matters . . . .      II-1
Item 6.   Selected Financial Data . . . . . . . . . . . . . .      II-1
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . .      II-3
Item 8.   Financial Statements and Supplementary Data . . . .      II-12
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures . . . . .      II-12


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers
            of the Registrant . . . . . . . . . . . . . . . .      III-1
Item 11.  Executive Compensation  . . . . . . . . . . . . . .      III-2
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . .      III-2
Item 13.  Certain Relationships and Related Transactions  . .      III-3


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .      IV-4

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      IV-25

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

Development and Description of Business
---------------------------------------

     The information required by Part I, Item 1 is contained in (1) Part II,
Item 6, Selected Financial Data; (2) Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and (3) Part IV,
Item 14 in Notes 1, 2, 3 and 4 of the notes to financial statements, which are incorporated herein by reference.

Employees
---------

     The Company has no employees. Services are performed by the General Partner and agents retained by it.

ITEM 2.   PROPERTIES
          ----------

     The following is a description of the hotels and the leasehold interests owned by the Partnership as of December 31, 1995:

                                     PART I
                                     ------


    NAME AND LOCATION        NO OF ROOMS             FINANCED BY             DATE ACQUIRED
------------------------     -----------     ---------------------------     -------------
Minneapolis Days Inn             130         Proceeds of public offering        11/01/87
  Minneapolis, Minnesota                     and Zero Coupon Purchase
                                             Money Note

Plymouth Days Inn                115         Proceeds of public offering        12/30/87
  Plymouth, Minnesota                        and Zero Coupon Purchase
                                             Money Note

Roseville Days Inn               114         Proceeds of public offering        03/01/88
  Roseville, Minnesota                       and Zero Coupon Purchase
                                             Money Note

Clearwater Days Inn              120         Proceeds of public offering        04/01/88
  Clearwater, Florida                        and Zero Coupon Purchase
                                             Money Note

Scottsdale Days Inn              165         Proceeds of public offering        07/01/88
  Scottsdale, Arizona
  (leasehold interest)


     On July 19, 1995, the Partnership sold the Days Inn Kankakee to American Indus Hotels, Inc., an unaffiliated entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements for additional information pertaining to the sale.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material pending legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a), (b) and (c)

     The information required in these sections is part of the Selected Financial Data included in Part II, Item 6, which is incorporated herein by reference.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                             For the years ended December 31,
                                         1995           1994           1993            1992            1991
                                     ------------   ------------   ------------    ------------    ------------
Total revenue                        $ 10,301,679   $ 10,445,337   $  9,363,791    $  8,910,570    $  8,306,336
Total operating costs and
  expenses (1)                          8,930,004      9,715,380      9,357,726       8,705,133       8,287,612
                                     ------------   ------------   ------------    ------------    ------------
Operating income                        1,371,675        729,957          6,065         205,437          18,724
Total other (expenses) income,
  net, before provision for
  cash flow guarantee defaults(1)        (609,095)      (583,740)    (1,137,497)       (135,892)       (159,613)
Provision for cash flow guarantee
  defaults                                     --             --             --              --        (236,735)
                                     ------------   ------------   ------------    ------------    ------------
Net income (loss)                         762,580        146,217     (1,131,432)         69,545        (377,624)
                                     ============   ============   ============    ============    ============
Net income (loss) allocated to
  BAC Holders                        $    747,328   $    143,293   $ (1,108,803)   $     68,154    $   (370,072)
                                     ============   ============   ============    ============    ============
Net income (loss) per weighted
  average BAC outstanding            $       0.86   $       0.16   $      (1.28)   $       0.08    $      (0.43)
                                     ============   ============   ============    ============    ============
Cash distribution per
  weighted average BAC
  outstanding                        $       2.34   $       1.95   $       1.14    $       1.58    $       1.59
                                     ============   ============   ============    ============    ============
Weighted average BACs
  outstanding                             868,662        868,662        868,662         868,662         868,662
                                     ============   ============   ============    ============    ============
Total assets                         $ 15,358,173   $ 16,847,185   $ 17,805,910    $ 19,125,596    $ 19,898,738
                                     ============   ============   ============    ============    ============
Total long-term debt                 $  6,604,974   $  6,865,486   $  6,276,689    $  5,738,389    $  5,246,255
                                     ============   ============   ============    ============    ============

(1) Certain amounts in the 1993, 1992 and 1991 selected financial data have been reclassified to conform to the 1995 presentation.

Market Data
-----------

     The Partnership's Beneficial Assignee Certificates (BACs) of limited partnership interests were sold through a public offering managed by CRICO Securities Corporation and certain participating broker-dealers. As of February 28, 1996, there were approximately 1,700 registered holders of BACs in the Partnership. The Partnership BACs are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. The Partnership has been informed by Equity Resource Fund XVIII (Fund XVIII), a Massachusetts limited partnership, that Fund XVIII initiated a tender offer on February 16, 1996, to purchase up to 30,000 BACs on a "first-come, first-buy" basis, at a price of $8 per BAC. Fund XVIII has stated that it made the offer for the express purpose of holding the BACs as a long-term investment. The purchase offer of $8 per BAC was determined solely at the discretion of Fund XVIII and does not necessarily represent the fair market value of each BAC. The General Partner takes no position as to recommending or not recommending this

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA - Continued
          -----------------------

offer to BAC Holders. The offer is expected to expire on March 16, 1996. As of February 16, 1996, Fund XVIII and/or its affiliates held a 1.1% limited partner interest in the Partnership. If Fund XVIII is successful in acquiring 30,000 BACs, it would hold an additional 3.5% limited partner interest in the Partnership, bringing the total ownership percentage of Fund XVIII and/or its affiliates to 4.6%. There is no assurance that Fund XVIII will acquire any or all of the 30,000 BACs as a result of this solicitation to BAC Holders. As of February 28, 1996, the Partnership was not aware of any BACs having been purchased by Fund XVIII as a result of this solicitation. Other than the Fund XVIII solicitation, it is not anticipated that there will be any other market for resale of BACs. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

     Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid or accrued distributions of $2,033,028 and $1,690,915 to BAC Holders during 1995 and 1994, respectively. See
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the distributions during the years ended December 31, 1995 and 1994 and for a discussion of factors which may affect future distribution levels.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. (Days Inns). The Partnership's primary objective continues to be cash flow growth and capital appreciation. However, the attainment of this objective is principally dependent on the hotels' operations. The hotels are operated by Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.

     The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and subsequently, a Prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of limited partnership interests which were held by CRICO Hotel Fund, Inc. (CRICO Hotel Fund). BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum amount of 2,344,000 BACs, or $58,600,000. The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

     The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation. The General Partner has complete authority in the overall management and control of the Partnership. The Assignor Limited Partner of the Partnership is CRICO Hotel Fund.

     The number of BACs sold generated sufficient proceeds to purchase the following hotels and leasehold interest:

      Hotels                Date of Purchase     Amount of Purchase
--------------------        ----------------     ------------------
Clearwater Days Inn              4/01/88             $3,750,000
Days Inn Kankakee (A)           11/01/87             $2,250,000
Minneapolis Days Inn            11/01/87             $4,800,000
Plymouth Days Inn               12/30/87             $4,000,000
Roseville Days Inn               3/01/88             $4,200,000

Leasehold interest          Date of Purchase     Amount of Purchase
--------------------        ----------------     ------------------
Scottsdale Days Inn (B)          7/01/88             $2,000,000

(A)  The Kankakee hotel was sold on July 19, 1995, as discussed below.

(B) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. During 1996, certain hotels are expected to retain aggregate additional replacement reserves of approximately $138,000 for the purpose of funding the purchase of electronic door locks. The installation of these electronic door locks is required by the American Automobile Association (AAA) as a condition of the hotels being listed in AAA travel books. Other than the purchase of electronic door locks and the periodic replacement of fixed assets, which are also funded from the replacement reserves, there are no material commitments for capital expenditures.

     Due to the expiration of all remaining cash flow guarantees in 1993, the Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for 1995 and 1994 was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partners. Cash and cash equivalents decreased in 1994 principally due to deposits to the Partnership's working capital reserves. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund replacement reserves, and make distributions to BAC Holders. Short-term liabilities of $1,506,245 increased slightly from 1994. This resulted principally from an increase in declared distributions payable as a result of improved operations in 1995. In addition, accrued expenses at four hotels increased in 1995 as compared to 1994. These increases were offset by a decrease in hotel trade payables at five hotels, as well as a decrease in building lease payable resulting from the timing of lease payments made by one hotel.

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. Accordingly, the assets of this hotel were classified as an asset held for sale on the balance sheet as of December 31, 1994. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale resulted in a net financial statement loss and a net tax loss in 1995 of approximately $7,000, and $607,000, respectively. Reserves for loss on the sale of the Kankakee hotel of $400,000 and $200,000 were recognized for financial statement purposes in 1994 and 1993, respectively. The sale of the Kankakee hotel is not expected to have a negative effect on the future net income or cash flow of the Partnership.

     On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel
to fund the hotel's short-term working capital needs.   These advances were
repaid and the working capital reserves were replenished on July 19, 1995 from

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

sale proceeds of the Kankakee hotel, as discussed above. Additionally, 1994 advances of $62,055 were repaid from sale proceeds and were included in cash distributions from operating activities in the third quarter of 1995.

Working Capital Reserve
-----------------------

     The working capital reserve of $225,000 and $150,000 as of December 31, 1995 and 1994, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserves may be increased or reduced by the General Partner as it deems appropriate. The General Partner increased the working capital reserves by $75,000 and $100,000 during 1995 and 1994, respectively. Advances to the Kankakee hotel from working capital reserves during 1995 and 1994 were repaid to working capital reserves in 1995, as discussed above.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995 and has determined that the carrying amount of its working capital reserves approximate fair value.

Guaranteed Return on Hotels
---------------------------

     The Partnership entered into an agreement with Days Inns, Days Inns Corporation and Buckhead (collectively the Guarantors) whereby the Guarantors guaranteed a return on four hotels equal to 10.5% per year of the combined purchase price of the hotels for the first three consecutive twelve-month periods after the acquisition of each hotel. The guarantee period for the Minneapolis, Kankakee and Plymouth Days Inns expired in 1990, and the Roseville Days Inn guarantee expired in 1991. The Clearwater Days Inn 10.5% guarantee (for five consecutive twelve-month periods) expired March 31, 1993. The Scottsdale Days Inn 14% guarantee (for five consecutive twelve-month periods) expired June 30, 1993.

     During 1993, the remaining cash flow guarantees expired. The guarantee periods were on a fiscal year basis as compared to the guarantee payments which were paid quarterly on a calendar year basis. As a result of this timing difference, at the expiration of the guarantee period for the Clearwater and Scottsdale Days Inns, certain guarantee payments received by the Partnership were returned to the Guarantors and classified as recoveries on the statement of operations in 1993. Also included in recoveries on the statement of operations for 1993 are adjustments arising from a change in accounting estimate related to the timing differences between hotel operations and cash flows recorded by the Partnership.

     On September 27, 1991, the Guarantors filed in the Bankruptcy Court for the District of Delaware a voluntary petition for reorganization (the Bankruptcy) pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The Partnership filed a proof of claim with the Bankruptcy Court. The Guarantors filed their plan for reorganization (the Plan), and the Plan was confirmed by

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

the Bankruptcy Court in 1992. As of December 31, 1993, $23,798 of the $145,549 remaining cash flow guarantee payment for the third quarter of 1991 and 2,345 shares of Buckhead America Corp. common stock had been received by the Partnership. On February 10, 1994, the Partnership received $3,589 and 261 shares of Buckhead America Corp. common stock. In 1995, the Partnership received $12,339 and 229 shares of Buckhead America Corp. common stock as a distribution from its beneficial interest in a trust (the Trust) established to receive proceeds from certain Buckhead litigation if such litigation is successful. The total recovery of cash flow guarantee payments to the Partnership aggregated $53,950 as of December 31, 1995, based on cash received and the market value of the common stock at the date of receipt. The common stock, which has a carrying value of $14,224 as of December 31, 1995, is included in receivables, reserve for replacements and other assets on the balance sheets. Based on the quoted market price of these instruments, the Partnership estimates that the fair value of the common stock approximates $18,000 as of December 31, 1995. The cash, shares of common stock and the beneficial interest in the Trust constitute full settlement of the Partnership's claim. There is no assurance that further distributions will be received as a result of the Partnership's beneficial interest in the Trust.

Purchase Money Notes
--------------------

     In addition to the capital provided by the sale of BACs, the Partnership received Zero Coupon Purchase Money Note (the Notes) financing from Days Inns for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each Note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due to BancBoston Mortgage Corporation upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty. The Kankakee note payable of $434,925 plus accrued interest of $440,746 was retired on July 19, 1995 in connection with the sale of the hotel, as discussed below. The Managing General Partner is currently investigating refinancing options for the remaining notes. There is no assurance that a refinancing or refinancings will be completed.

     The balances of the Notes, including accrued interest, due upon maturity are as follows:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                               Maturity
                                 Date            Balance
                               --------        -----------
     Minneapolis Days Inn      10/31/97        $ 2,274,467
     Plymouth Days Inn         12/29/97          1,867,275
     Roseville Days Inn         2/28/98          1,990,159
     Clearwater Days In         3/31/98          1,776,927
                                               -----------
                                               $ 7,908,828
                                               ===========

     SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the Notes due to the lack of an active market for this type of financial instrument, as well as the excessive costs associated with an independent appraisal of the Notes.

Distributions
-------------

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                     1995                          1994                          1993
                                Distributions to              Distributions to              Distributions to
                                   BAC Holders                   BAC Holders                   BAC Holders
                            ------------------------      ------------------------      ------------------------
     Quarter Ended             Total         Per BAC         Total         Per BAC         Total         Per BAC
----------------------      -----------      -------      -----------      -------      -----------      -------
March 31                    $   443,018      $  0.51      $   349,550      $  0.41      $   240,986      $  0.28
June 30                         469,077         0.54          443,968         0.51          227,415         0.26
September 30                    582,362*        0.67*         454,379         0.52          284,661         0.33
December 31                     538,571         0.62          443,018         0.51          235,320         0.27
                            -----------      -------      -----------      -------      -----------      -------
      Total                 $ 2,033,028      $  2.34      $ 1,690,915      $  1.95      $   988,382      $  1.14
                            ===========      =======      ===========      =======      ===========      =======


     * Includes the distribution of net cash proceeds from the sale of the Kankakee hotel of $52,478 (approximately $0.06 per BAC), which is net of payment of outstanding Kankakee real estate taxes, retirement of the related note payable and repayment of Partnership advances.

     The General Partner expects the distribution for the quarter ended March 31, 1996 to range from approximately $0.52 to $0.60 per BAC. The General Partner expects the distribution for the year ending December 31, 1996 to range from approximately $2.15 to $2.35 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality. Also, cash flow from certain hotels in 1996 is expected to be reduced due to additions to replacement reserves in the first quarter of 1996 to fund the purchase of electronic door locks, as previously discussed.

                              Results of Operations
                              ---------------------

1995 versus 1994
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased in 1995 from 1994 primarily due to an 8% decrease in total hotel operating costs and expenses for 1995 as compared to 1994.
Operating costs and expenses decreased 4% as a result of the reserve for loss on sale of the Kankakee hotel recognized in 1994, and decreased another 4% as a result of decreased operations and the eventual sale of the Kankakee hotel. Operating costs and expenses of the remaining hotels did not change significantly in 1995 from 1994. Partially offsetting the increase in net income was a .7% decrease in room revenue. Room revenue decreased 5% as a result of the sale of the Kankakee hotel in the third quarter of 1995, as discussed above. This decrease in room revenue was partially offset by a 4%

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

increase in room revenue from the remaining hotels, primarily due to an increase in average room rates at all hotels.

1994 versus 1993
----------------

     The Partnership's net income increased in 1994 from 1993. Room revenue increased approximately 11% in 1994 from 1993 primarily due to an increase in average occupancy at five of the six hotels, as well as an increase in average room rates at all six hotels. Contributing to the increase in net income was the return in 1993 of previously received guarantee payments due to the timing of guarantee payments, as discussed above. Also contributing to the increase in net income was a decrease in depreciation and amortization expense in 1994 from 1993, principally due to certain assets becoming fully amortized in the first quarter of 1994. An increase in telephone revenue relating to the increase in hotel occupancies also contributed to the increase in net income. Partially offsetting the increase in net income was an additional reserve for loss on the anticipated sale of the Kankakee hotel recorded in 1994, as discussed above. Also partially offsetting the increase in net income was an increase in room expenses relating to the increases in hotel occupancy, as well as an increase in management fees due to the payment of incentive management fees on two hotels in accordance with the amended management agreements, as discussed below. The hotel operations are further described in "Hotels' Results of Operations."

                          Hotels' Results of Operations
                          -----------------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets, the following months should provide the highest gross operating income and net cash flow:

            Hotel Location              Peak Months
          ------------------       ---------------------
          Clearwater, FL           October through April
          Minneapolis, MN          May through October
          Plymouth, MN             June through October
          Roseville, MN            May through October
          Scottsdale, AZ           January through May

     The Statements of Operations include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue less departmental expenses. Net Cash Flow represents cash flow after operating expenses and before replacement reserves and guarantee payments. The operating results and average occupancy for the hotels for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                                Gross Operating Income
                                           -----------------------------------------------------------------
Hotel Location                                 1995                       1994                     1993
--------------                             ------------               ------------             ------------
Clearwater, FL                             $  1,076,290               $  1,023,121             $  1,027,315
Minneapolis, MN                               1,601,091                  1,457,937                1,234,010
Plymouth, MN                                    856,083                    789,847                  630,584
Roseville, MN                                   920,388                    887,543                  760,186
Scottsdale, AZ                                2,531,176                  2,535,522                2,245,532
                                           ------------               ------------             ------------
    Total from continuing operations          6,985,028                  6,693,970                5,897,627

Kankakee, IL (1)                                125,853                    478,481                  426,389
                                           ------------               ------------             ------------
    Total                                  $  7,110,881               $  7,172,451             $  6,324,016
                                           ============               ============             ============


                                                                Net Cash Flow (Deficit)
                                           -----------------------------------------------------------------
Hotel Location                                 1995                       1994                     1993
--------------                             ------------               ------------             ------------
Clearwater, FL                             $    462,751               $    408,849             $    407,709
Minneapolis, MN                                 779,991                    639,339                  501,710
Plymouth, MN                                    278,097                    265,122                  161,953
Roseville, MN                                   326,079                    257,059                  167,630
Scottsdale, AZ                                  665,605                    626,728                  493,927
                                           ------------               ------------             ------------
    Total from continuing operations          2,512,523                  2,197,097                1,732,929

Kankakee, IL (1)                               (112,939)                    33,212                   (9,938)
                                           ------------               ------------             ------------
    Total                                  $  2,399,584               $  2,230,309             $  1,722,991
                                           ============               ============             ============

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                  Average Occupancy
                                           -----------------------------------------------------------------
Hotel Location                                 1995                       1994                     1993
--------------                             ------------               ------------             ------------
Clearwater, FL                                       74%                        75%                      76%
Minneapolis, MN                                      88%                        89%                      84%
Plymouth, MN                                         79%                        80%                      64%
Roseville, MN                                        90%                        89%                      82%
Scottsdale, AZ                                       93%                        95%                      93%
                                           ------------               ------------             ------------
   Total from continuing operations (2)              85%                        86%                      81%

Kankakee, IL (1)                                     30%                        50%                      48%
                                           ------------               ------------             ------------
   Total (2)                                         81%                        82%                      76%
                                           ============               ============             ============

(1) The 1995 operating results presented for the Kankakee hotel are through July 19, 1995, the date of sale.

(2) The sub-totals and totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     On January 1, 1993, the management agreements between the Partnership and Buckhead, pertaining to Buckhead's management of each of the hotels, were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. Incentive management fees of $78,408, $64,328 and $22,830 were earned or paid in 1995, 1994 and 1993, respectively. These agreements were amended as part of the bankruptcy process. The Partnership accepted these modifications to the management agreements in lieu of having the agreements terminated by Buckhead in its Chapter 11 Bankruptcy case (filed in 1991). Had the Partnership contracted another management agent, costs (which would have included franchise fees currently not payable because of Buckhead's management of the hotels) were expected to exceed the increase in management fees.

1995 versus 1994
----------------

     Gross operating income and net cash flow for the Clearwater hotel increased in 1995 from 1994 primarily due to an increase in average room rates, as well as management's implementation of cost-control strategies. The hotel lost a major client in the fourth quarter of 1995 when the client relocated its training facilities out of the Clearwater area. This client accounted for approximately 11% of total room revenue for the Clearwater hotel in 1995. Gross operating income and net cash flow for the Minneapolis hotel increased in 1995 from 1994 primarily due to an increase in room rates resulting from management's marketing

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

programs. Gross operating income and net cash flow for the Plymouth hotel increased in 1995 from 1994 primarily due to an increase in room rates resulting from increased group volume. Gross operating income and net cash flow for the Roseville hotel increased in 1995 from 1994 primarily due to an increase in occupancy and average room rates resulting from increased room demand in the Roseville area. Gross operating income for the Scottsdale hotel did not change significantly in 1995 from 1994 as a decrease in occupancy was offset by an increase in average room rates. Net cash flow for the Scottsdale hotel increased in 1995 from 1994 as a result of increased cost control efforts in 1995. The Kankakee hotel was sold on July 19, 1995, as previously discussed. From January 1, 1995 to the date of sale, gross operating income and net cash flow for the Kankakee hotel decreased from the same period in 1994 primarily due to the re-opening of a nearby competitor, as well as the opening of a new competitor in 1994.

1994 versus 1993
----------------

     Gross operating income and net cash flow for the Clearwater hotel did not change significantly in 1994 from 1993 despite an overall decline in Florida tourism. Gross operating income and net cash flow for the Minneapolis hotel increased in 1994 from 1993 primarily due to an increase in occupancy and room rates resulting from management's marketing programs and increased room demand in the Minneapolis area. Gross operating income and net cash flow for the Plymouth hotel increased in 1994 from 1993 primarily due to an increase in occupancy and room rates resulting from increased room demand in the Plymouth area. Gross operating income and net cash flow for the Roseville hotel increased in 1994 from 1993 primarily due to an increase in occupancy resulting from increased room demand in the Roseville area and an increase in room rates resulting from management's strategy to displace lower rated volume business with higher rated segments. Gross operating income and net cash flow for the Scottsdale hotel increased in 1994 from 1993 primarily due to an increase in room rates and occupancy resulting from increased room demand in the Scottsdale area combined with new corporate accounts secured in 1994. Gross operating income and net cash flow for the Kankakee hotel increased in 1994 from 1993 primarily due to an increase in occupancy and room rates resulting from the temporary closing of a major competitor and a decrease in operating expenses resulting from a reduction in hotel staff and other cost-saving measures.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part IV.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURES
               ------------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and
  (c) The Partnership has no directors, executive officers or significant employees of its own.
(a), (b), (c)
  and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, Mr. Thompson held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.



                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was employed by the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in business from the University of Maryland.

Melissa Cecil Lackey, 39, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by Item 11 is incorporated herein by reference to Note 6 of the notes to the financial statements contained in
     Part IV, Item 14.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at February 28, 1996.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of February 28, 1996, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner. The voting and investment powers for the BACs listed are held solely by the named beneficial owner.







                                      III-2

                                    PART III
                                    --------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------


    Name of                      Amount and Nature          % of total
Beneficial Owner              of Beneficial Ownership      Units issued
----------------              -----------------------      ------------
William B. Dockser                      None                     0%
H. William Willoughby                   None                     0%
All Directors and Officers
  as a Group (6 persons)                None                     0%


     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the General Partner or its affiliates by virtue of either their partnership interest in the managing general partner of the General Partner or their stock ownership in CRI, respectively. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the managing general partner of the General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


                                      III-3

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

     (a)  1.   Financial Statements                                Page
               --------------------                                ----

               Report of Independent Certified Public
                 Accountants                                       IV-5

               Balance Sheets as of December 31, 1995 and
                 1994                                              IV-6

               Statements of Operations for the years
                 ended December 31, 1995, 1994 and 1993            IV-8

               Statements of Changes in Partners' Capital
                 (Deficit) for the years ended December 31,
                 1995, 1994 and 1993                               IV-9

               Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993                  IV-10

               Notes to Financial Statements                       IV-11

     (a)  2.   Financial Statement Schedules
               -----------------------------

               Report of Independent Certified Public Accountants
                 on Financial Statement Schedules                  IV-22

               Schedule III - Real Estate and Accumulated
                  Depreciation                                     IV-23

               The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

     (a)  3.   Exhibits (listed according to the number assigned in the table in
               Item 601 of Regulation S-K)

          Exhibit 1 - Underwriting Agreement

          a.   Forms of Sales Agency Agreement, incorporated by reference to the
               Registration Statement on Form S-1 filed on December 24, 1986.
          b.   Forms of Selected Dealer Agreements, incorporated by reference to the Registration Statement on Form S-1 filed on December 24,
               1986.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K - Continued
               --------

          Exhibit 3 - Articles of Incorporation and Bylaws

          a. Certificate of Limited Partnership dated as of September 23, 1986 of CRI Hotel Income Partners, L.P. (formerly named CRI Hotel Income Fund, L.P.), incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.

               1.   Amendment dated as of March 12, 1987.
               2.   Amendment dated as of April 17, 1987.

          Exhibit 10 - Material Contracts

          a. Sale/Purchase Agreement, dated as of October 9, 1986, by and between Days Inns of America, Inc. (DIA), Days Inns Corp. (DIC), Days Inns Management Company, Inc. (DIMC), and CRI Hotel Income Fund, L.P., and six modifications thereof, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          b. Form of Management Agreement by and between DIMC and CRI Hotel Income Fund, L.P., incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          c. Forms of Cash Flow Guarantee Agreement (Interim and Permanent) by and between DIC, DIA, DIMC and CRI Hotel Income Fund, L.P., incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          d. Form of Bond Escrow Agreement by and between DIA, CRI Hotel Income Fund, L.P. and Escrow Agent, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          e. Form of Escrow Agreement between Registrant and Escrow Agent, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          f. Form of Beneficial Assignee Certificate, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          g. Forms of Amendment to Hotel Management Agreement by and between CRI Hotel Income Partners, L.P. and Buckhead Hotel Management Company, Inc. incorporated by reference to the 1994 Annual Report of Form 10-K filed on March 15, 1995.

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K - Continued
               --------

     (c)  Exhibits
          --------

          This list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3) above.

     (d)  Financial Statement Schedules
          -----------------------------

          See Item a (2), above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CRI Hotel Income Partners, L.P.

                              By:  CRICO Hotel Associates I, L.P.,
                                   General Partner


                              By:  C.R.I., Inc., General Partner


March 5, 1996                      /s/ William B. Dockser
--------------                     ------------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board,
                                   Treasurer and Principal
                                   Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 5, 1996                      /s/ H. William Willoughby
--------------                     ------------------------------------
DATE                               H. William Willoughby
                                   Director, President and Secretary


March 5, 1996                      /s/ Richard J. Palmer
--------------                     ------------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President, Finance
                                   Chief Financial Officer
                                   Principal Financial and
                                   Principal Accounting Officer

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Partners
CRI Hotel Income Partners, L.P.

     We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 1995 and 1994 and the results of its operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.




                                                              Grant Thornton LLP

Vienna, VA
February 28, 1996

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                     December 31,
                                                 1995           1994
                                             ------------   ------------
Property and equipment - at cost
  Land                                       $  1,574,490   $  1,574,490
  Buildings and site improvements              13,112,968     13,112,968
  Furniture, fixtures and equipment             4,501,971      4,194,226
  Leasehold improvements                        1,382,000      1,382,000
                                             ------------   ------------
                                               20,571,429     20,263,684
  Less accumulated depreciation and
    amortization                               (7,700,997)    (6,891,531)
                                             ------------   ------------
                                               12,870,432     13,372,153

Asset held for sale                                    --      1,135,556

Cash and cash equivalents                         677,454        537,352

Working capital reserve                           225,000        150,000

Receivables, reserve for replacements
  and other assets                                700,722        727,480

Acquisition fees, principally paid
  to related parties, net of
  accumulated amortization of
  $269,926 and $235,923,
  respectively                                    750,178        784,181

Property purchase costs, net of
  accumulated amortization of
  $47,880 and $41,804,
  respectively                                    134,387        140,463
                                             ------------   ------------
   Total assets                              $ 15,358,173   $ 16,847,185
                                             ============   ============














              The accompanying notes are an integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                     December 31,
                                                 1995           1994
                                             ------------   ------------
Distributions payable                        $    549,562   $    452,059
Accounts payable and accrued expenses             433,043        317,438
Hotel trade payables                              305,473        390,541
Accrued management fees                           107,804         95,797
Accrued salaries and wages                         71,767         76,435
Building lease payable                             38,596         91,608
                                             ------------   ------------
                                                1,506,245      1,423,878
                                             ------------   ------------
Notes payable                                   6,604,974      6,865,486
                                             ------------   ------------
    Total liabilities                           8,111,219      8,289,364
                                             ------------   ------------
Commitments and contingencies

Partners' capital (deficit)
  General Partner                                (243,841)      (218,674)
  Beneficial Assignee Certificates (BACs)
    Series A; 868,662 BACs issued and
    outstanding                                 7,490,795      8,776,495
                                             ------------   ------------
    Total partners' capital                     7,246,954      8,557,821
                                             ------------   ------------
    Total liabilities and partners'
      capital                                $ 15,358,173   $ 16,847,185
                                             ============   ============






















              The accompanying notes are an integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                             For the years ended December 31,
                                                          1995             1994             1993
                                                      ------------     ------------     ------------
Revenue:
  Rooms                                               $  9,428,934     $  9,495,986     $  8,562,814
  Rental and other                                         395,961          407,655          402,346
  Telephone                                                384,162          434,841          300,075
  Food and beverage                                         58,629           68,417           76,919
  Interest and other income                                 33,993           38,438           21,637
                                                      ------------     ------------     ------------
    Total revenue                                       10,301,679       10,445,337        9,363,791
                                                      ------------     ------------     ------------
Operating costs and expenses:
  Rooms                                                  2,772,864        2,714,167        2,533,671
  General and administrative                               985,696        1,135,365        1,172,253
  Marketing                                                930,861        1,017,959          995,890
  Depreciation and amortization                            865,363          980,876        1,291,768
  Building lease expense                                   661,179          669,267          617,666
  Property operations and maintenance                      618,159          618,789          554,077
  Property taxes                                           569,016          497,207          521,506
  Energy                                                   514,904          537,790          547,954
  Management fees                                          436,241          448,321          303,596
  Telephone                                                151,964          201,733          176,905
  Rental and other                                         122,396          186,627          131,505
  Base asset management fee, paid to related parties        99,956          105,000          105,000
  Professional fees                                         92,472           92,433           87,267
  Food and beverage                                         64,022           65,197           78,373
  Miscellaneous                                             44,911           44,649           40,295
  Reserve for loss on sale of hotel                             --          400,000          200,000
                                                      ------------     ------------     ------------
    Total operating costs and expenses                   8,930,004        9,715,380        9,357,726
                                                      ------------     ------------     ------------
Operating income                                         1,371,675          729,957            6,065
                                                      ------------     ------------     ------------
Other (expenses) income:
  Cash flow guarantees/(recoveries)                         13,369            5,057         (599,197)
  Interest expense                                        (615,159)        (588,797)        (538,300)
  Loss of disposition of hotel                              (7,305)              --               --
                                                      ------------     ------------     ------------
    Total other (expenses) income                         (609,095)        (583,740)      (1,137,497)
                                                      ------------     ------------     ------------
Net income (loss)                                     $    762,580     $    146,217     $ (1,131,432)
                                                      ============     ============     ============

Net income (loss) allocated to General Partner (2%)   $     15,252     $      2,924     $    (22,629)
                                                      ============     ============     ============

Net income (loss) allocated to BAC Holders (98%)      $    747,328     $    143,293     $ (1,108,803)
                                                      ============     ============     ============
Net income (loss) per BAC based on
  868,662 BACs outstanding                            $       0.86     $       0.16     $      (1.28)
                                                      ============     ============     ============

              The accompanying notes are an integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

             For the years ended December 31, 1995, 1994 and 1993

                                    Beneficial
                                     Assignee
                                   Certificate       General
                                     Holders         Partner          Total
                                   ------------     ----------     ------------
Partners' capital (deficit),
  December 31, 1992                $ 12,421,302     $ (144,260)    $ 12,277,042

  Distributions of $1.14
    per BAC                            (988,382)       (20,200)      (1,008,582)

  Net loss                           (1,108,803)       (22,629)      (1,131,432)
                                   ------------     ----------     ------------
Partners' capital (deficit),
  December 31, 1993                  10,324,117       (187,089)      10,137,028

  Distributions of $1.95
    per BAC                          (1,690,915)       (34,509)      (1,725,424)

  Net income                            143,293          2,924          146,217
                                   ------------     ----------     ------------
Partners' capital (deficit),
  December 31, 1994                   8,776,495       (218,674)       8,557,821

Distributions of $2.34
  per BAC                            (2,033,028)       (40,419)      (2,073,447)

  Net income                            747,328         15,252          762,580
                                   ------------     ----------     ------------
Partners' capital (deficit),
  December 31, 1995                $ 7,490,795      $ (243,841)    $  7,246,954
                                   ============     ==========     ============



















              The accompanying notes are an integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
                                                                     1995            1994             1993
                                                                 ------------    ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                              $    762,580    $    146,217     $ (1,131,432)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                     865,363         980,876        1,291,768
    Accrued interest on notes payable                                 615,159         588,797          538,300
    Loss on disposition of hotel                                        7,305              --               --
    Reserve for loss on sale of hotel                                      --         400,000          200,000

  Changes in assets and liabilities:
    Decrease (increase) in receivables and other
      assets, net                                                      29,818         (79,043)         (46,859)
    Increase (decrease) in accounts payable and
      accrued expenses                                                115,605          (3,060)         409,364
    (Decrease) increase in hotel trade payables                       (85,068)        117,416         (111,017)
    (Decrease) increase in accrued salaries and wages                  (4,668)        (58,242)          42,188
    (Decrease) increase in building lease payable                     (53,012)       (325,711)          48,836
    Increase in accrued management fees                                12,007          89,439              615
                                                                 ------------    ------------     ------------
        Net cash provided by operating activities                   2,265,089       1,856,689        1,241,763
                                                                 ------------    ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment                                 (307,745)       (351,116)        (271,722)
  Net deposits to working capital reserves                            (75,000)       (100,000)              --
  Net (deposits to) withdrawals from reserve
    for replacements                                                  (18,878)         42,613           (7,429)
  Net proceeds for disposition of hotel                             1,128,251              --               --
                                                                 ------------    ------------     ------------
        Net cash provided by (used in) investing activities           726,628        (408,503)        (279,151)
                                                                 ------------    ------------     ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner            (1,975,944)     (1,513,581)      (1,116,540)
  Retirement of note payable                                         (875,671)             --               --
                                                                 ------------    ------------     ------------
                                                                   (2,851,615)     (1,513,581)      (1,116,540)
                                                                 ------------    ------------     ------------

Net increase (decrease) in cash and cash equivalents                  140,102         (65,395)        (153,928)

Cash and cash equivalents, beginning of year                          537,352         602,747          756,675
                                                                 ------------    ------------     ------------
Cash and cash equivalents, end of year                           $    677,454    $    537,352     $    602,747
                                                                 ============    ============     ============







              The accompanying notes are an integral part of these
                              financial statements.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization and offering
          -------------------------

          CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. (Days Inns). The Partnership's primary objective continues to be cash flow growth and capital appreciation. However, the attainment of this objective is principally dependent on the hotels' operations. The hotels are operated by Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.

          The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and subsequently, a Prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of limited partnership interests which were held by CRICO Hotel Fund, Inc. (CRICO Hotel Fund). BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum amount of 2,344,000 BACs, or $58,600,000. The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

          The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation. The General Partner has complete authority in the overall management and control of the Partnership. The Assignor Limited Partner of the Partnership is CRICO Hotel Fund.

          Cumulative offering costs in the amount of $2,580,132, consisting of legal and filing fees and certain travel, communication and other expenses, were recorded as a reduction of partners' capital when incurred and are not amortized for financial statement or income tax purposes.

     b.   Method of Accounting
          --------------------

          The financial statements of the Partnership have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     c.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.   Fair value of financial instruments
          -----------------------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximate fair value.

     f.   Working capital reserve
          -----------------------

          The working capital reserve of $225,000 and $150,000 as of December 31, 1995 and 1994, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserves may be increased or reduced by the General Partner as it deems appropriate. The General Partner increased the working capital reserves by $75,000 and $100,000 during 1995 and 1994, respectively. Advances to the Kankakee hotel from working capital reserves during 1995 and 1994 were repaid to working capital reserves in 1995, as discussed below. The Partnership has determined that the carrying amount of its working capital reserves approximate fair value.

     g.   Reserve for replacements
          ------------------------

          Pursuant to the terms of the Management Agreement, the hotels retain 3% of gross hotel revenues for a reserve for replacement of fixed assets.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     h.   Depreciation and amortization
          -----------------------------

          Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. The estimated lives used in determining depreciation are as follows:

             Type of Asset                         Estimated Life
     ---------------------------------            -----------------
     Building and site improvements               30 years
     Furniture, fixtures and equipment            5-10 years
     Leasehold improvements                       5 years, 7 months

          Amortization of property purchase costs and acquisition fees is provided for over a 30-year period on a straight-line basis.

     i.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these financial statements.

     j.   Statements of Cash Flows
          ------------------------

          The statements of cash flows are intended to reflect only cash receipt and cash disbursement activity; therefore, the statements do not reflect investing and financing activity affecting recognized assets or liabilities which was not a result of cash receipts or payments. This non-cash activity principally consists of distributions payable of $549,562 and $452,059 at December 31, 1995 and 1994, respectively. Other than the pay-off of the Kankakee purchase money note principal and accrued interest of $434,925 and $440,746, respectively, in connection with the sale of the hotel in 1995, as discussed below, the Partnership did not pay interest on long-term debt during 1995, 1994 or 1993, pursuant to the terms of the debt agreements.

     k.   Assets held for sale
          --------------------

          On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. Accordingly, the assets of this hotel were classified as an asset held for sale on the balance sheet as of December 31, 1994. Assets held for sale are not recorded in excess of estimated net realizable value. Reserves for loss on the sale of the Kankakee hotel of $400,000 and $200,000 were recognized for financial statement purposes in 1994 and 1993, respectively, to reduce the asset to its estimated net realizable basis.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     l.   Implementation of accounting standards
          --------------------------------------

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement addresses how entities should measure impairment on long-lived assets. This statement is effective for fiscal years beginning after December 15, 1995 and will be implemented by the Partnership in 1996. The adoption of SFAS 121 is not expected to have a material effect on the Partnership's financial statements.

     m.   Reclassifications
          -----------------

          Certain amounts in the 1993 financial statements have been reclassified to conform to the 1995 presentation.

2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold generated sufficient proceeds to purchase the following hotels and leasehold interest:

       Hotels              Date of Purchase      Amount of Purchase
--------------------       ----------------      ------------------
Clearwater Days Inn             4/01/88              $3,750,000
Days Inn Kankakee (A)          11/01/87              $2,250,000
Minneapolis Days Inn           11/01/87              $4,800,000
Plymouth Days Inn              12/30/87              $4,000,000
Roseville Days Inn              3/01/88              $4,200,000

Leasehold interest         Date of Purchase      Amount of Purchase
--------------------       ----------------      ------------------
Scottsdale Days Inn (B)         7/01/88              $2,000,000

(A)  The Kankakee hotel was sold on July 19, 1995, as discussed below.

(B) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. Accordingly, the assets of this hotel were classified as an asset held for sale on the balance sheet as of December 31, 1994. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale resulted in a net financial statement loss and a net tax loss in 1995 of approximately $7,000, and $607,000, respectively. Reserves for loss on the sale of the Kankakee hotel of $400,000 and $200,000 were recognized for financial statement purposes in 1994 and 1993, respectively. The sale of the Kankakee hotel is not expected to have a negative effect on the future net income or cash flow of the Partnership.

     On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the Kankakee hotel
to fund the hotel's short-term working capital needs.   These advances were

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP -
          Continued

repaid and the working capital reserves were replenished on July 19, 1995 from sale proceeds of the Kankakee hotel, as discussed above. Additionally, 1994 advances of $62,055 were repaid from sale proceeds and are included in cash distributions from operating activities in the third quarter of 1995.

3.   NOTES PAYABLE

     In addition to the capital provided by the sale of BACs, the Partnership received Zero Coupon Purchase Money Note (the Notes) financing from Days Inns for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each Note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due to BancBoston Mortgage Corporation upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty. The Kankakee note payable of $434,925 plus accrued interest of $440,746 was retired on July 19, 1995 in connection with the sale of the hotel, as discussed below. The Managing General Partner is currently investigating refinancing options for the remaining notes. There is no assurance that a refinancing or refinancings will be completed.

     As of December 31, 1995 and 1994, the Notes, including accrued interest, consist of the following:

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   NOTES PAYABLE - Continued


                                                         December 31,
              Note              Maturity Date       1995            1994
     ----------------------     -------------    -----------     -----------
     Minneapolis Days Inn          10/31/97      $ 1,929,694     $ 1,764,199
     Days Inn Kankakee (A)         10/31/97               --         826,967
     Plymouth Days Inn             12/29/97        1,584,225       1,448,359
     Roseville Days Inn             2/28/98        1,638,764       1,498,221
     Clearwater Days Inn            3/31/98        1,452,291       1,327,740
                                                 -----------     -----------
                                                 $ 6,604,974     $ 6,865,486
                                                 ===========     ===========

     (A) The Kankakee note payable of $434,925 plus accrued interest of $440,746 was retired July 19, 1995 in connection with the sale of the hotel, as discussed above.

     Cumulative accrued interest on the Notes was $3,367,199 and $3,192,786 at December 31, 1995 and 1994, respectively. Interest expense during 1995, 1994 and 1993 was $615,159, $588,797 and $538,300, respectively.

     The balances of the Notes, including accrued interest, due upon maturity are as follows:

                               Maturity
                                 Date            Balance
                               --------        -----------
     Minneapolis Days Inn      10/31/97        $ 2,274,467
     Plymouth Days Inn         12/29/97          1,867,275
     Roseville Days Inn         2/28/98          1,990,159
     Clearwater Days Inn        3/31/98          1,776,927
                                               -----------
                                               $ 7,908,828
                                               ===========


     SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the Notes due to the lack of an active market for this type of financial instrument, as well as the excessive costs associated with an independent appraisal of the Notes.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

4.   COMMITMENTS

     a.   Cash flow guarantee
          -------------------

          The Partnership entered into an agreement with Days Inns of America, Inc., Days Inns Corporation and Buckhead (collectively the Guarantors) whereby the Guarantors guaranteed a return on four hotels equal to 10.5% per year of the combined purchase price of the hotels for the first three consecutive twelve-month periods after the acquisition of each hotel. The guarantee period for the Minneapolis, Kankakee and Plymouth Days Inns expired in 1990, and the Roseville Days Inn guarantee expired in 1991. The Clearwater Days Inn 10.5% guarantee (for five consecutive twelve-month periods) expired March 31, 1993. The Scottsdale Days Inn 14% guarantee (for five consecutive twelve-month periods) expired June 30, 1993.

          During 1993, the remaining cash flow guarantees expired. The guarantee periods were on a fiscal year basis as compared to the guarantee payments which were paid quarterly on a calendar year basis. As a result of this timing difference, at the expiration of the guarantee period for the Clearwater and Scottsdale Days Inns, certain guarantee payments received by the Partnership were returned to the Guarantors and classified as recoveries on the statement of operations in 1993. Also included in recoveries on the statement of operations for 1993 are adjustments arising from a change in accounting estimate related to the timing differences between hotel operations and cash flows recorded by the Partnership.

          On September 27, 1991, the Guarantors filed in the Bankruptcy Court for the District of Delaware a voluntary petition for reorganization (the Bankruptcy) pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The Partnership filed a proof of claim with the Bankruptcy Court. The Guarantors filed their plan for reorganization (the
     Plan), and the Plan was confirmed by the Bankruptcy Court in 1992. As of December 31, 1993, $23,798 of the $145,549 remaining cash flow guarantee payment for the third quarter of 1991 and 2,345 shares of Buckhead America Corp. common stock had been received by the Partnership. On February 10, 1994, the Partnership received $3,589 and 261 shares of Buckhead America Corp. common stock. In 1995, the Partnership received $12,339 and 229 shares of Buckhead America Corp. common stock as a distribution from its beneficial interest in a trust (the Trust) established to receive proceeds from certain Buckhead litigation if such litigation is successful. The total recovery of cash flow guarantee payments to the Partnership aggregated $53,950 as of December 31, 1995, based on cash received and the market value of the common stock at the date of receipt. The common stock, which has a carrying value of $14,224 as of December 31, 1995, is included in receivables, reserve for replacements and other assets on the balance sheets. Based on the quoted market price of these instruments, the Partnership estimates that the fair value of the common stock approximates $18,000 as of December 31, 1995. The cash, shares of common stock and the beneficial interest in the Trust constitute full settlement of the Partnership's claim. There is no assurance that further distributions will be received as a result of the Partnership's beneficial interest in the Trust.

     b.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead in connection with operations of the hotels. Each agreement was for an initial

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   COMMITMENTS - Continued

     term of ten years, with a five-year renewal option. The agreements called for a base management fee of 2.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also called for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership.

          On January 1, 1993, the management agreements between the Partnership and Buckhead, pertaining to Buckhead's management of each of the hotels, were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. Incentive management fees of $78,408, $64,328 and $22,830 were earned or paid in 1995, 1994 and 1993, respectively. These agreements were amended as part of the bankruptcy process. The Partnership accepted these modifications to the management agreements in lieu of having the agreements terminated by Buckhead in the Bankruptcy. Had the Partnership contracted another management agent, costs (which would have included franchise fees currently not payable because of Buckhead's management of the hotels) were expected to exceed the increase in management fees.

     c.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. Effective January 1, 1994, the lease was renewed for an additional 5-year period.
     The lease may be renewed at the option of the lessee for two additional 5-year periods. Annual Lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue.
     Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due.

          The Partnership also assumed various leases entered into by Days Inns of America for equipment used by the operating hotels. These leases expire through 1997. Minimum lease payments under the leases, including the two renewal periods for the Scottsdale facility lease, are as follows:

                    1996                $  176,793
                    1997                   170,344
                    1998                   168,626
                    1999                   168,626
                    2000                   158,568
                    Thereafter           1,182,419
                                        ----------
                                        $2,025,376
                                        ==========

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   COMMITMENTS - Continued

          Total rental expense under the leases was $735,084, $710,848 and $753,336 for the years ended December 31, 1995, 1994 and 1993, respectively.

     d.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in Rental and Other Revenue on the accompanying statements of operations, was $48,770, $47,121 and $45,527 during 1995, 1994 and 1993, respectively.

5.   PARTNERS' CAPITAL

     The Partnership's Series A profits and losses and distributions are allocated 98% to the BAC Holders and 2% to the General Partner. Upon reaching a non-cumulative, annual preferred cash flow return of 12%, the Partnership's Series A profits and losses and distributions will be allocated 85% to the BAC Holders and 15% to the General Partner. To date, the annual preferred cash flow return has not been achieved. Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter.

     The following distributions were paid or accrued to BAC Holders of record during 1995, 1994 and 1993:

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5.   PARTNERS' CAPITAL - Continued

                                    1995                         1994                         1993
                               Distributions to             Distributions to             Distributions to
                                  BAC Holders                  BAC Holders                  BAC Holders
                           ------------------------     ------------------------     ------------------------
     Quarter Ended            Total         Per BAC        Total         Per BAC        Total         Per BAC
----------------------     -----------      -------     -----------      -------     -----------      -------
March 31                   $   443,018      $  0.51     $   349,550      $  0.41     $   240,986      $  0.28
June 30                        469,077         0.54         443,968         0.51         227,415         0.26
September 30                   582,362*        0.67*        454,379         0.52         284,661         0.33
December 31                    538,571         0.62         443,018         0.51         235,320         0.27
                           -----------      -------     -----------      -------     -----------      -------
      Total                $ 2,033,028      $  2.34     $ 1,690,915      $  1.95     $   988,382      $  1.14
                           ===========      =======     ===========      =======     ===========      =======


     * Includes the distribution of net cash proceeds from the sale of the Kankakee hotel of $52,478 (approximately $0.06 per BAC), which is net of payment of outstanding Kankakee real estate taxes, retirement of the related note payable and repayment of Partnership advances.

     The General Partner expects the distribution for the quarter ended March 31, 1996 to range from approximately $0.52 to $0.60 per BAC. The General Partner expects the distribution for the year ending December 31, 1996 to range from approximately $2.15 to $2.35 per BAC. Due to the expiration of the remaining cash flow guarantees during 1993, distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality. Also, cash flow from certain hotels in 1996 is expected to be reduced due to additions to replacement reserves during the first quarter of 1996 in the aggregate amount of approximately $138,000. Replacement reserves from these hotels are expected to be used for the purpose of installing electronic door locks in all the rooms. The installation of these door locks, which is expected to be completed in 1996, is required by the American Automobile Association (AAA) as a condition of the hotels being listed in AAA travel books.

6.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the hotels. The fee amounted to $1,142,516, which was equal to 4.5% of Total Capitalization (Gross Offering Proceeds plus all receipts of the Partnership arising from mortgage loans). The acquisition fees were capitalized and are being amortized over a thirty-year period using the straight-line method. Acquisition fees and accumulated amortization of acquisition fees of $122,412 and $29,460, respectively, relating to the Kankakee hotel were written off in connection with the sale of the hotel in 1995, as discussed above.

     The Partnership reimbursed the General Partner or its affiliates for costs incurred on behalf of the Partnership for real estate appraisals and market studies, engineering studies, legal consultation and accounting fees, as well as

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   RELATED-PARTY TRANSACTIONS - Continued

travel and communication expenses related to the acquisition of the hotels. These costs, amounting to $233,474, have been capitalized as property purchase costs and are being amortized over a thirty-year period using the straight-line method. Property purchase costs and accumulated amortization of property purchase costs of $51,207 and $12,160, respectively, relating to the Kankakee hotel were written off in connection with the sale of the hotel in 1995, as discussed above.

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in managing the Partnership. The Partnership paid or accrued $52,226, $62,973 and $40,383, for the years ended December 31, 1995, 1994 and 1993, respectively, to the General Partner or its affiliates as direct reimbursement
of expenses incurred on behalf of the Partnership.   Such reimbursements are
included in general and administrative expense on the statements of operations.

     The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During 1995, the adjusted partnership investment decreased from $21,000,000 to $18,750,000 as a result of the sale of the Kankakee hotel on July 19, 1995, as discussed above. Based on the weighted average balance of the adjusted partnership investment during 1995, the Partnership paid or accrued a base asset management fee of $99,956 for the year ended December 31, 1995. During each of the years ended December 31, 1994 and 1993, the Partnership paid or accrued a base asset management fee of $105,000.

7.   RECONCILIATION OF NET INCOME (LOSS) PER FINANCIAL STATEMENTS TO NET INCOME
          (LOSS) PER TAX RETURN

     The following is a reconciliation of net income (loss) per the financial statements to net income (loss) per the tax return for the years ended December 31, 1995, 1994 and 1993:

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7.   RECONCILIATION  OF NET INCOME (LOSS) PER FINANCIAL STATEMENTS TO NET INCOME
          (LOSS) PER TAX RETURN - Continued

                                                                    For the years ended December 31,
                                                            -------------------------------------------------
                                                                1995              1994               1993
                                                            ------------      ------------       ------------
Net income (loss) per the financial statements              $    762,580      $    146,217       $ (1,131,432)

Adjustments for tax purposes:
  Provision for cash flow guarantee defaults
    not allowed for tax purposes until the
    expiration of guarantee periods                                   --                --           (236,735)

  Book/tax difference on sale of property-amounts
    reserved on books in prior years                            (600,000)               --                 --

  Provision for decline on asset market value
    not allowed for tax purposes                                      --           400,000            200,000

  Book/tax difference on sale of property- real
    estate taxes expensed in prior years                         (33,860)               --                 --

  Book/tax difference on sale of property-accumulated
    depreciation and amortization                                 48,089                --                 --

  Depreciation of buildings and site improvements
    computed on 40 years for tax purposes as compared
    to 30 years for financial statement purposes                  10,548           (22,633)           118,869

  Book/tax difference on timing of deductions                         --          (259,164)           259,164
                                                            ------------      ------------       ------------
Net income (loss) per the tax return                        $    187,357      $    264,420       $   (790,134)
                                                            ============      ============       ============


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



Partners
CRI Hotel Income Partners, L.P.


     We have also audited Schedule III of CRI Hotel Income Partners, L.P. as of December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                             Grant Thornton, LLP

Vienna, VA
February 28, 1996

                          CRI HOTEL INCOME PARTNERS, L.P.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1995


       COL. A            COL. B                  COL. C                              COL. D
--------------------    -------     -------------------------------     -------------------------------
                                                                              Costs capitalized
                                                                                  subsequent
                                            Initial Cost                        to acquisition
                                    -------------------------------     -------------------------------
                                                         Building
    Description         Encum-                             and                               Carrying
   of Hotels (D)        brances        Land            improvements     Improvements           cost
--------------------    -------     -----------        ------------     ------------        -----------
Clearwater Days Inn       (A)       $   382,500        $  2,981,250         $ --                $ --

Minneapolis Days Inn      (A)           444,480           3,731,520           --                  --

Plymouth Days Inn         (A)           272,727           3,204,546           --                  --

Roseville Days Inn        (A)           474,783           3,195,652           --                  --
                                    -----------        ------------         ----                ----
        Subtotal                      1,574,490          13,112,968           --                  --

Leasehold improvements
----------------------

Scottsdale Days Inn                          --           1,382,000           --                  --
                                    -----------        ------------         ----                ----
Total                               $ 1,574,490        $ 14,494,968         $ --                $ --
                                    ===========        ============         ====                ====

                          CRI HOTEL INCOME PARTNERS, L.P.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995


       COL. A                               COL. E                            COL. F         COL. G     COL. H         COL. I
--------------------      -------------------------------------------      ------------      -------    -------    --------------
                                     Gross amount at which
                                  carried at close of period                                                        Life upon
                          -------------------------------------------       Accumulated       Date                    which
                                           Building                        depreciation        of                  depreciation/
    Description                              and                                and          Const-       Date     amortization
       Hotels                Land        improvements       Total (C)      amortization      ruction    acquired    is computed
--------------------      -----------    ------------    -------------     ------------      -------    --------   -------------
Clearwater Days Inn       $   382,500    $ 2,981,250     $  3,363,750      $    770,156        1987       4/88        30 years

Minneapolis Days Inn          444,480      3,731,520        4,176,000         1,015,859        1983      11/87        30 years

Plymouth Days Inn             272,727      3,204,546        3,477,273           854,838        (B)       12/87        30 years

Roseville Days Inn            474,783      3,195,652        3,670,435           834,420        1973       3/88        30 years
                          -----------    -----------     ------------      ------------
        Subtotal            1,574,490     13,112,968       14,687,458         3,475,273

Leasehold improvements
----------------------
                                                                                                                      5 years
Scottsdale Days Inn                --      1,382,000        1,382,000         1,382,000        1969       7/88        7 months
                          -----------    -----------     ------------      ------------
Total                     $ 1,574,490    $14,494,968     $ 16,069,458      $  4,857,273
                          ===========    ===========     ============      ============


                         CRI HOTEL INCOME PARTNERS, L.P.

                                DECEMBER 31, 1995


(A)  Secured by Zero Coupon Purchase Money Notes.

(B) Originally constructed in 1970, closed for full renovation in 1986, and reopened in 1987.

(C) The aggregate cost of land for federal income tax purposes is $1,574,490 and the aggregate cost of buildings and site improvements for federal income tax purposes is $14,494,968. The total of the above mentioned items is $16,069,458.

(D)  Excludes the Days Inn Kankakee hotel, which was sold on July 19, 1995.

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                 Method of Filing
-------                                           -----------------------------

27             Financial Data Schedule            Filed herewith electronically