Form 10-Q
period 1996-03-31
CRI HOTEL INCOME PARTNERS L P
filed 1996-05-15
CIK 808377

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996
                         --------------


Commission file number      33-11096
                         --------------



                         CRI HOTEL INCOME PARTNERS, L.P.
- -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                               52-1500621
- ----------------------------------------     ----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)




11200 Rockville Pike, Rockville, Maryland                20852
- -----------------------------------------    ---------------------------
(Address of principal executive offices)               (Zip Code)



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

               Class                    Outstanding at March 31, 1996
- ---------------------------------  --------------------------------------
          (Not applicable)                   (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - March 31, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . .      1

           Statements of Income  - for the three months
             ended March 31, 1996 and 1995  . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the three months ended March 31, 1996  . . . . .      3

           Statements of Cash Flows - for the three months
             ended March 31, 1996 and 1995  . . . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      8

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     13

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                                                                             March 31,       December 31,
                                                                                               1996             1995
                                                                                           ------------      ------------
                                                                                           (Unaudited)
Property and equipment - at cost
  Land                                                                                     $  1,574,490      $  1,574,490
  Buildings and site improvements                                                            13,112,968        13,112,968
  Furniture, fixtures and equipment                                                           4,566,093         4,501,971
  Leasehold improvements                                                                      1,382,000         1,382,000
                                                                                           ------------      ------------
                                                                                             20,635,551        20,571,429
  Less: accumulated depreciation and amortization                                            (7,908,172)       (7,700,997)
                                                                                           ------------      ------------
                                                                                             12,727,379        12,870,432

Cash and cash equivalents                                                                       543,122           677,454
Working capital reserve                                                                         225,000           225,000
Receivables, reserve for replacements and other assets                                          986,262           700,722
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $278,427 and $269,926,
  respectively                                                                                  741,677           750,178
Property purchase costs, net of accumulated amortization
  of $49,399 and $47,880, respectively                                                          132,868           134,387
                                                                                           ------------      ------------
      Total assets                                                                         $ 15,356,308      $ 15,358,173
                                                                                           ============      ============





















                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                                             March 31,       December 31,
                                                                                               1996             1995
                                                                                           ------------      ------------
                                                                                           (Unaudited)
Distributions payable                                                                      $    493,006      $    549,562
Hotel trade payables                                                                            337,042           305,473
Accounts payable and accrued expenses                                                           306,144           345,188
Accrued property taxes                                                                          112,231            64,183
Accrued salaries and wages                                                                       78,075            71,767
Sales tax payable                                                                                95,352            62,268
Accrued management fees                                                                          41,751           107,804
                                                                                           ------------      ------------
                                                                                              1,463,601         1,506,245

Notes payable                                                                                 6,754,703         6,604,974
                                                                                           ------------      ------------
      Total liabilities                                                                       8,218,304         8,111,219
                                                                                           ------------      ------------
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                              (246,020)         (243,841)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs
    issued and outstanding                                                                    7,384,024         7,490,795
                                                                                           ------------      ------------
      Total partners' capital                                                                 7,138,004         7,246,954
                                                                                           ------------      ------------
      Total liabilities and partners' capital                                              $ 15,356,308      $ 15,358,173
                                                                                           ============      ============

















                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                               STATEMENTS OF INCOME

                                   (Unaudited)

                                                                        For the three months ended
                                                                                March 31,
                                                                        ----------------------------
                                                                            1996            1995
                                                                        -----------     ------------
Revenue:
  Rooms                                                                 $ 2,584,878     $ 2,581,847
  Telephone                                                                  92,635         104,849
  Rental and other                                                           90,989          96,862
  Food and beverage                                                          11,386          13,793
                                                                        -----------     -----------
                                                                          2,779,888       2,797,351
                                                                        -----------     -----------
Departmental expenses:
  Rooms                                                                     671,506         686,026
  Telephone                                                                  30,958          34,798
  Rental and other                                                           21,744          36,254
  Food and beverage                                                          11,993          14,098
                                                                        -----------     -----------
                                                                            736,201         771,176
                                                                        -----------     -----------
Gross operating income                                                    2,043,687       2,026,175
                                                                        -----------     -----------
Unallocated operating income (expenses):
  Interest and other income                                                  20,244          25,817
  General and administrative                                               (293,039)       (319,168)
  Building lease expense                                                   (251,095)       (229,477)
  Marketing                                                                (225,377)       (247,678)
  Depreciation and amortization                                            (221,149)       (212,989)
  Energy                                                                   (139,831)       (144,809)
  Property taxes                                                           (138,114)       (150,368)
  Property operations and maintenance                                      (130,382)       (151,966)
  Management fees                                                           (97,169)        (97,932)
  Base asset management fee, paid to related parties                        (23,438)        (26,250)
  Professional fees                                                         (10,552)        (10,364)
                                                                        -----------     -----------
                                                                         (1,509,902)     (1,565,184)
                                                                        -----------     -----------
Operating income                                                            533,785         460,991
                                                                        -----------     -----------
Other expenses:
  Interest expense                                                         (149,729)       (155,635)
                                                                        -----------     -----------
Net income                                                              $   384,056     $   305,356
                                                                        ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        STATEMENTS OF INCOME - Continued

                                   (Unaudited)

                                                                        For the three months ended
                                                                                March 31,
                                                                        ----------------------------
                                                                            1996            1995
                                                                        -----------     ------------
Net income allocated to General Partner (2%)                            $     7,681     $     6,107
                                                                        ===========     ===========
Net income allocated to BAC Holders (98%)                               $   376,375     $   299,249
                                                                        ===========     ===========
Net income per BAC based on 868,662 BACs outstanding                    $      0.43     $      0.34
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                     For the three months ended March 31, 1996

                                   (Unaudited)

                                                                                 Beneficial
                                                                                  Assignee
                                                                  General        Certificate
                                                                  Partner          Holders            Total
                                                                 ---------      ------------      ------------
Balance, December 31, 1995                                       $(243,841)     $  7,490,795      $  7,246,954

  Distributions paid or accrued of $0.56 per BAC                    (9,860)         (483,146)         (493,006)

  Net income                                                         7,681           376,375           384,056
                                                                 ---------      ------------      ------------
Balance, March 31, 1996                                          $(246,020)     $  7,384,024      $  7,138,004
                                                                 =========      ============      ============































                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                        For the three months ended
                                                                                                 March 31,
                                                                                     ----------------------------------
                                                                                         1996                   1995
                                                                                     ------------          ------------
Cash flows from operating activities:
  Net income                                                                         $    384,056          $    305,356
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         221,149               212,989
    Accrued interest on notes payable                                                     149,729               155,635
    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                      (149,596)              (40,478)
      (Decrease) increase in accounts payable and accrued expenses                        (39,044)               42,974
      Increase (decrease) in hotel trade payables                                          31,569               (95,427)
      Increase (decrease) in accrued salaries and wages                                     6,308                (8,396)
      Increase in sales tax payable                                                        33,084                26,964
      Increase in accrued property taxes                                                   48,048                57,311
      Decrease in accrued management fees                                                 (66,053)              (54,592)
                                                                                     ------------          ------------
         Net cash provided by operating activities                                        619,250               602,336
                                                                                     ------------          ------------

Cash flows from investing activities:
  Purchase of property and equipment                                                      (64,122)              (27,165)
  Net deposits to reserve for replacements                                               (139,898)              (56,697)
  Decrease in working capital reserves                                                         --                35,000
                                                                                     ------------          ------------
         Net cash used in investing activities                                           (204,020)              (48,862)
                                                                                     ------------          ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                  (549,562)             (452,059)
                                                                                     ------------          ------------

Net (decrease) increase in cash and cash equivalents                                     (134,332)              101,415

Cash and cash equivalents, beginning of period                                            677,454               537,352
                                                                                     ------------          ------------
Cash and cash equivalents, end of period                                             $    543,122          $    638,767
                                                                                     ============          ============





                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of March 31, 1996 and December 31, 1995, and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operations of the hotels. Each agreement is for an initial term of twelve to fifteen years, with a five-year renewal option. The agreements call for a base management fee of 3.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also call for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership. No incentive management fees were earned for the first quarter of 1996 or 1995.

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement was $12,619 and $12,192 for the three months ended March 31, 1996 and 1995, respectively.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1996 and 1995:

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                   1996                  1995
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  493,006  $  0.56    $  443,018   $  0.51
                           ==========  =======    ==========   =======

     The distribution to BAC Holders for the quarter ended March 31, 1996 is expected to be paid on May 30, 1996. The General Partner anticipates the distribution for the quarter ended June 30, 1996 to range from $0.52 to $0.60 per BAC. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

4.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $10,193 and $11,535 for the three months ended March 31, 1996 and 1995, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During the three-month periods ended March 31, 1996 and 1995, the Partnership paid or accrued a base asset management fee of $23,438 and $26,250, respectively.

5.   HOTELS OWNED BY THE PARTNERSHIP

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the
Kankakee hotel to fund the hotel's short-term working capital needs.   These
advances were repaid and the working capital reserves were replenished on July 19, 1995 from sale proceeds of the Kankakee hotel.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                         ------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. During the first quarter of 1996, certain hotels retained aggregate additional replacement reserves of approximately $106,000 for the purpose of funding the purchase of electronic door locks. The installation of these electronic door locks is a franchise requirement imposed by Days Inn. One other hotel is expected to retain additional replacement reserves of approximately $32,000 in the second quarter of 1996 for the purchase of its electronic door locks. Other than the purchase of electronic door locks and the periodic replacement of fixed assets, which are also funded from the replacement reserves, there are no material commitments for capital expenditures.

     Due to the expiration of all remaining cash flow guarantees in 1993, the Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the three months ended March 31, 1996, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partners. Cash and cash equivalents decreased in 1996 principally due to deposits to replacement reserves. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund replacement reserves, and make distributions to BAC Holders. Short-term liabilities of $1,463,601 decreased slightly from 1995. This resulted primarily from a decrease in accrued management fees payable at two hotels as well as a decrease in distributions payable as a result of fluctuations of quarterly distributions during 1995. These decreases were partially offset by an increase in accrued property taxes due to the timing of tax payment due dates.

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

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. On February 21, 1995 and May 10, 1995, the Partnership advanced $35,000 and $42,000, respectively, from the working capital reserves to the
Kankakee hotel to fund the hotel's short-term working capital needs.   These
advances were repaid and the working capital reserves were replenished on July 19, 1995 from sale proceeds of the Kankakee hotel.

     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                   1996                  1995
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  493,006  $  0.56    $  443,018   $  0.51
                           ==========  =======    ==========   =======

     The distribution to BAC Holders for the quarter ended March 31, 1996 is expected to be paid on May 30, 1996. The General Partner anticipates the distribution for the quarter ended June 30, 1996 to range from $0.52 to $0.60 per BAC. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased during the three months ended
March 31, 1996 from the comparable period in 1995 primarily due to a 4% decrease in departmental expenses and unallocated operating expenses for the first quarter 1996 as compared to the same period in 1995. Departmental expenses and unallocated operating expenses decreased 6% as a result of the sale of the Kankakee hotel in July 1995. Departmental expenses and unallocated operating expenses of the remaining hotels increased 2% during the first quarter of 1996 as compared to the same period in 1995 primarily due to an increase in building lease expense at the Scottsdale hotel as a result of increased revenues generated by the hotel during the first quarter of 1996. A portion of the building lease for the Scottsdale hotel is calculated on a percentage of revenues generated by the hotel. Total room revenue of the Partnership did not change significantly in the first three months of 1996 as compared to the corresponding period in 1995. A 3% increase in room revenue, primarily as a result of increased room rates at all hotels, was offset by a 3% decrease in room revenue resulting from the sale of the Kankakee hotel.

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

     The Partnership's Statements of Income include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three months ended March 31, 1996 and 1995 are as follows:


                                                  Gross Operating Income
                                                For the three months ended
                                                         March 31,
                                             ------------------------------
Hotel Location                                   1996             1995
- --------------                               -------------    -------------
Clearwater, FL                               $     390,141    $     362,457
Minneapolis, MN                                    315,164          355,647
Plymouth, MN                                       154,029          171,863
Roseville, MN                                      188,689          192,613
Scottsdale, AZ                                     995,664          905,388
                                             -------------    -------------
  Total from continuing operations               2,043,687        1,987,968

Kankakee, IL (1)                                        --           38,207
                                             -------------    -------------
  Total                                      $   2,043,687    $   2,026,175
                                             =============    =============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                 Operating Income (Loss)
                                                For the three months ended
                                                        March 31,
                                             ------------------------------
Hotel Location                                   1996             1995
- --------------                               -------------    -------------
Clearwater, FL                               $     209,611    $     212,283
Minneapolis, MN                                    102,787          137,794
Plymouth, MN                                        10,735           27,279
Roseville, MN                                       24,388           31,808
Scottsdale, AZ                                     443,984          366,188
Depreciation and Partnership operating
  expenses                                        (257,720)        (240,975)
                                             -------------    -------------
  Total from continuing operations           $     533,785    $     534,377

Kankakee, IL (1)                                        --          (73,386)
                                             -------------    -------------
  Total                                      $     533,785    $     460,991
                                             =============    =============



                                                   Average Occupancy
                                               For the three months ended
                                                        March 31,
                                             ------------------------------
Hotel Location                                   1996             1995
- --------------                               -------------    -------------
Clearwater, FL                                      82%              86%
Minneapolis, MN                                     75%              84%
Plymouth, MN                                        68%              73%
Roseville, MN                                       81%              85%
Scottsdale, AZ                                      94%              98%
                                                ------           -------
  Total from continuing operations (2)              81%              86%

Kankakee, IL(1)                                     --               25%
                                                ------           ------
  Total (2)                                         81%              78%
                                                ======           ======


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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     Gross operating income for the Clearwater hotel for the three months ended March 31, 1996 increased from the same period in 1995 primarily due to increased room rates and aggressive sales efforts to replace income due to the loss of a major client in the fourth quarter of 1995. Net cash flow for the Clearwater hotel for the three months ended march 31, 1996 decreased from the same period in 1995 primarily due to increased marketing and advertising expenses incurred as a result of increased sales efforts. Gross operating income and net cash flow for the Minneapolis hotel for the three months ended March 31, 1996 decreased from the same period in 1995 primarily due to unusually harsh weather conditions and a temporary quarantine of Shriner's Hospital, which indirectly provides a significant amount of business to the hotel. Gross operating income and net cash flow for the Plymouth hotel for the three months ended March 31, 1996 decreased from the same period in 1995 primarily due to unusually harsh weather conditions and increased competition for local advertising space. Gross operating income and net cash flow for the Roseville hotel for the three months ended March 31, 1996 decreased from the same period in 1995 primarily due to unusually harsh weather conditions and record low temperatures. Gross operating income and net cash flow for the Scottsdale hotel for the three months ended March 31, 1996 increased from the same period in 1995 primarily due to increased room demand in the area as a result of Super Bowl XXX being hosted by the City of Phoenix. The Kankakee hotel was sold on July 19, 1995, as previously discussed.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1996.

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


May 15, 1996                  By:  /s/ Richard J. Palmer
- ---------------------              -------------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant
                                     and as Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically