Form 10-Q
period 1996-06-30
CRI HOTEL INCOME PARTNERS L P
filed 1996-08-14
CIK 808377

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1996
                         -------------


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

               Class                    Outstanding at June 30, 1996
- ---------------------------------  --------------------------------------
          (Not applicable)                   (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - June 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . .      1

           Statements of Income  - for the three and six months
             ended June 30, 1996 and 1995   . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the six months ended June 30, 1996   . . . . . .      3

           Statements of Cash Flows - for the six months
             ended June 30, 1996 and 1995   . . . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      8

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     12

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                              CRI HOTEL INCOME PARTNERS, L.P.

                                                           BALANCE SHEETS

                                                               ASSETS

                                                                                           June 30,         December 31,
                                                                                             1996              1995
                                                                                         ------------       ------------
                                                                                          (Unaudited)
Property and equipment - at cost
  Land                                                                                   $  1,574,490       $  1,574,490
  Buildings and site improvements                                                          13,112,968         13,112,968
  Furniture, fixtures and equipment                                                         4,670,363          4,501,971
  Leasehold improvements                                                                    1,382,000          1,382,000
                                                                                         ------------       ------------
                                                                                           20,739,821         20,571,429
  Less: accumulated depreciation and amortization                                          (8,116,569)        (7,700,997)
                                                                                         ------------       ------------
                                                                                           12,623,252         12,870,432
Cash and cash equivalents                                                                     590,341            677,454
Working capital reserve                                                                       225,000            225,000
Receivables, reserve for replacements and other assets                                        939,928            700,722
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $286,928 and $269,926,
  respectively                                                                                733,176            750,178
Property purchase costs, net of accumulated amortization
  of $50,917 and $47,880, respectively                                                        131,349            134,387
                                                                                         ------------       ------------
      Total assets                                                                       $ 15,243,046       $ 15,358,173
                                                                                         ============       ============

                          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Distributions payable                                                                    $    495,285       $    549,562
Hotel trade payables                                                                          398,698            305,473
Accounts payable and accrued expenses                                                         255,043            306,592
Building lease payable                                                                        109,327             38,596
Accrued property taxes                                                                         42,261             64,183
Accrued salaries and wages                                                                     78,660             71,767
Sales tax payable                                                                              67,665             62,268
Accrued management fees                                                                        34,846            107,804
                                                                                         ------------       ------------
                                                                                            1,481,785          1,506,245
Notes payable                                                                               6,907,827          6,604,974
                                                                                         ------------       ------------
      Total liabilities                                                                     8,389,612          8,111,219
                                                                                         ------------       ------------
Commitments and contingencies




                              The accompanying notes are an integral part
                                      of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                     CRI HOTEL INCOME PARTNERS, L.P.

                                             BALANCE SHEETS

                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT) - Continued

                                                                                           June 30,         December 31,
                                                                                             1996              1995
                                                                                         ------------       ------------
                                                                                          (Unaudited)
Partners' capital (deficit):
  General Partner                                                                            (251,736)          (243,841)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs
    issued and outstanding                                                                  7,105,170          7,490,795
                                                                                         ------------       ------------
      Total partners' capital                                                               6,853,434          7,246,954
                                                                                         ------------       ------------
      Total liabilities and partners' capital                                            $ 15,243,046       $ 15,358,173
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                      CRI HOTEL INCOME PARTNERS, L.P.

                                            STATEMENTS OF INCOME

                                                (Unaudited)

                                                            For the three months ended            For the six months ended
                                                                     June 30,                              June 30,
                                                           ----------------------------         ----------------------------
                                                               1996            1995                 1996            1995
                                                           ------------    ------------         ------------    ------------
Revenue:
  Rooms                                                    $  2,303,013    $  2,399,635         $  4,887,891    $  4,981,482
  Rental and other                                               87,208          98,133              178,197         194,995
  Telephone                                                      87,283         112,751              179,918         217,600
  Food and beverage                                              32,162          18,721               43,548          32,514
                                                           ------------    ------------         ------------    ------------
                                                              2,509,666       2,629,240            5,289,554       5,426,591
                                                           ------------    ------------         ------------    ------------
Departmental expenses:
  Rooms                                                        (713,213)       (706,363)          (1,384,719)     (1,392,389)
  Telephone                                                     (25,593)        (43,427)             (56,551)        (78,225)
  Rental and other                                              (20,858)        (35,822)             (42,602)        (72,076)
  Food and beverage                                             (24,820)        (19,393)             (36,813)        (33,491)
                                                           ------------    ------------         ------------    ------------
                                                               (784,484)       (805,005)          (1,520,685)     (1,576,181)
                                                           ------------    ------------         ------------    ------------
Gross operating income                                        1,725,182       1,824,235            3,768,869       3,850,410
                                                           ------------    ------------         ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                      18,332          18,729               38,576          44,546
  General and administrative                                   (235,904)       (283,843)            (528,943)       (603,011)
  Building lease expense                                       (153,555)       (149,255)            (404,650)       (378,732)
  Marketing                                                    (247,955)       (232,086)            (473,332)       (479,764)
  Depreciation and amortization                                (222,371)       (215,152)            (443,520)       (428,141)
  Energy                                                       (120,639)       (113,128)            (260,470)       (257,937)
  Property taxes                                               (128,010)       (172,874)            (266,124)       (323,242)
  Property operations and maintenance                          (148,841)       (163,711)            (279,223)       (315,677)
  Management fees                                               (87,747)        (91,806)            (184,916)       (189,738)
  Base asset management fee, paid to related
    parties                                                     (23,438)        (26,250)             (46,876)        (52,500)
  Professional fees                                              (9,051)        (12,426)             (19,603)        (22,790)
                                                           ------------    ------------         ------------    ------------
                                                             (1,359,179)     (1,441,802)          (2,869,081)     (3,006,986)
                                                           ------------    ------------         ------------    ------------
Operating income                                                366,003         382,433              899,788         843,424
Other income (expenses):
  Interest expense                                             (153,124)       (159,163)            (302,853)       (314,798)
  Cash flow guarantees/(recoveries)                                  --                                   --              --
                                                           ------------    ------------         ------------    ------------
Net income                                                 $    212,879    $    223,270         $    596,935    $    528,626
                                                           ============    ============         ============    ============

                              The accompanying notes are an integral part
                                    of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                    CRI HOTEL INCOME PARTNERS, L.P.

                                   STATEMENTS OF INCOME - Continued

                                              (Unaudited)

                                                            For the three months ended            For the six months ended
                                                                     June 30,                              June 30,
                                                           ----------------------------         ----------------------------
                                                               1996            1995                 1996            1995
                                                           ------------    ------------         ------------    ------------
Net income allocated to General Partner (2%)               $      4,258    $      4,466         $     11,939    $     10,573
                                                           ============    ============         ============    ============

Net income allocated to BAC Holders (98%)                  $    208,621    $    218,804         $    584,996    $    518,053
                                                           ============    ============         ============    ============

Net income per BAC based on 868,662 BACs outstanding       $       0.24    $       0.26         $       0.67    $        .60
                                                           ============    ============         ============    ============

































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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                    CRI HOTEL INCOME PARTNERS, L.P.

                         STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                For the six months ended June 30, 1996

                                             (Unaudited)


                                                                                           Beneficial
                                                                                            Assignee
                                                                       General             Certificate
                                                                       Partner               Holders              Total
                                                                      ---------           ------------        ------------
Balance, December 31, 1995                                            $(243,841)          $  7,490,795        $  7,246,954

  Distributions paid or accrued of $1.12 per BAC                        (19,834)              (970,621)           (990,455)

  Net income                                                             11,939                584,996             596,935
                                                                      ---------           ------------        ------------
Balance, June 30, 1996                                                $(251,736)          $  7,105,170        $  6,853,434
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                               CRI HOTEL INCOME PARTNERS, L.P.

                                   STATEMENTS OF CASH FLOWS

                                       (Unaudited)


                                                                                                  For the six months ended
                                                                                                          June 30,
                                                                                               ------------------------------
                                                                                                   1996               1995
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                                                   $    596,935      $    528,626
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                   443,520           428,141
    Accrued interest on notes payable                                                               302,853           314,798
    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                                (129,118)           (4,970)
      (Decrease) increase in accounts payable and accrued expenses                                  (51,549)           30,521
      Increase (decrease) in hotel trade payables                                                    93,225          (124,607)
      Increase (decrease) in accrued salaries and wages                                               6,893            (7,713)
      Increase (decrease) in building lease payable                                                  70,731           (24,951)
      Increase in sales tax payable                                                                   5,397            10,210
      (Decrease) increase in accrued property taxes                                                 (21,922)           39,404
      Decrease in accrued management fees                                                           (72,958)          (64,601)
                                                                                               ------------      ------------
         Net cash provided by operating activities                                                1,244,007         1,124,858
                                                                                               ------------      ------------

Cash flows from investing activities:
  Purchase of property and equipment                                                               (168,392)         (173,033)
  Net (deposits to) withdrawals from reserve for replacements                                      (117,997)           20,730
  Decrease in working capital reserves                                                                   --            77,000
                                                                                               ------------      ------------
         Net cash used in investing activities                                                     (286,389)          (75,303)
                                                                                               ------------      ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                          (1,044,731)         (904,118)
                                                                                               ------------      ------------

Net (decrease) increase in cash and cash equivalents                                                (87,113)          145,437

Cash and cash equivalents, beginning of period                                                      677,454           537,352
                                                                                               ------------      ------------
Cash and cash equivalents, end of period                                                       $    590,341      $    682,789
                                                                                               ============      ============




                          The accompanying notes are an integral part
                                 of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of June 30, 1996 and December 31, 1995, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

2.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operations of the hotels. Each agreement is for an initial term of twelve to fifteen years, with a five-year renewal option. The agreements call for a base management fee of 3.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also call for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership. No incentive management fees were earned for the first two quarters of 1996 or 1995.

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement was $12,619 and $25,238 for the three and six months ended June 30, 1996, respectively and $12,193 and $24,385 for the three and six months ended June 30, 1995, respectively.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first and second quarters of 1996 and 1995:

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                   1996                  1995
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  485,242  $  0.56    $  443,018   $  0.51
     June 30                  485,379     0.56       469,077      0.54
                           ----------  -------    ----------   -------
                           $  970,621  $  1.12    $  912,095   $  1.05
                           ==========  =======    ==========   =======

     Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

4.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $11,900 and $22,093 for the three and six months ended June 30, 1996, respectively, and $14,606 and $26,141 for the three and six months ended June 30, 1995, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,438 and $46,876, during the three and six months ended June 30, 1996, and $26,250 and $52,500 for the three and six months ended June 30, 1995.

5.   HOTELS OWNED BY THE PARTNERSHIP

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property.
     The Partnership is investigating the extent of building damage to the foundation at the Roseville hotel. Erosion and settlement have caused some of the walls to buckle and the hotel concrete floor to crack and sink. Excavation to determine the severity of the problem is expected to begin during September 1996. All repair work is expected to be completed this fall. As of August 5, 1996, there is no estimate of the total expected costs to be incurred.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                         ------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. During the six months ended June 30 1996, certain hotels retained aggregate additional replacement reserves of approximately $176,700 for the purpose of funding the purchase of electronic door locks. The installation of these electronic door locks is a franchise requirement imposed by Days Inn. As of June 30, 1996, $85,000 was paid relating to the lock replacements. Other than the purchase of electronic door locks and the periodic replacement of fixed assets, which are funded from the replacement reserves, and the Roseville excavation and repair work, as discussed below, there are no material commitments for capital expenditures.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the six months ended June 30, 1996, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1996 principally due to deposits to replacement reserves. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund replacement reserves, and make distributions to BAC Holders. Short-term liabilities of $1,481,785 decreased slightly from 1995. This resulted primarily from a decrease in accrued management fees payable at two hotels as well as a decrease in distributions payable.

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

     The following distributions were paid or accrued to BAC Holders of record during the first and second quarters of 1996 and 1995:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                   1996                  1995
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  485,242  $  0.56    $  443,018   $  0.51
     June 30                  485,379     0.56       469,077      0.54
                           ----------  -------    ----------   -------
                           $  970,621  $  1.12    $  912,095   $  1.05
                           ==========  =======    ==========   =======

     Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues form hotel operations, decreased $10,391 during the three months ended June 30, 1996 from the comparable period in 1995 primarily due to a $96,622 decrease in room revenue. Room revenue decreased $114,744 due to the sale of the Kankakee hotel which was partially offset by a $18,122 increase in room revenues at the remaining hotels resulting from an increase in room rates. Partially offsetting the decrease in net income was a $103,144 decrease in departmental expenses and unallocated operating expenses resulting from a $180,797 decrease due to the sale of the Kankakee hotel partially offset by a $77,653 increase at the remaining hotels primarily due to an increase in air conditioning and utilities for the Scottsdale hotel, along with an increase of sales and marketing costs for the Clearwater and Scottsdale hotels.

     The Partnership's net income increased $68,309 during the six months ended June 30, 1996 from the comparable period in 1995 primarily due to a $193,401 decrease in unallocated operating expenses and departmental expenses. These expenses decreased $332,362 due to the sale of the Kankakee hotel in July 1995 and was partially offset by a $138,961 increase at the remaining hotels primarily due to an increase in air conditioning and utilities for the Scottsdale hotel, along with an increase of sales and marketing costs for the Clearwater and Scottsdale hotels. Partially offsetting the increase in net income was a $93,591 decrease in room revenue. Room revenue decreased $189,882 due to the sale of the Kankakee hotel which was partially offset by $96,291 increase in room revenues at the remaining hotels resulting from an increase in room rates.

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

     The Partnership's Statements of Income include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and six months ended June 30, 1996 and 1995 are as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                  Gross Operating Income            Gross Operating Income
                                                                For the three months ended         For the six months ended
                                                                         June 30,                           June 30,
                                                               ----------------------------      ----------------------------
Hotel Location                                                     1996            1995              1996            1995
- --------------                                                 ------------    ------------      ------------    ------------
Clearwater, FL                                                 $    276,782    $    300,935      $    666,923    $    663,392
Minneapolis, MN                                                     414,722         415,510           729,886         771,157
Plymouth, MN                                                        213,895         216,777           367,924         388,640
Roseville, MN                                                       242,750         246,157           431,439         438,770
Scottsdale, AZ                                                      577,033         567,935         1,572,697       1,473,323
                                                               ------------    ------------      ------------    ------------
  Total from continuing operations                                1,725,182       1,747,314         3,768,869       3,735,282

Kankakee, IL (1)                                                         --          76,921                --         115,128
                                                               ------------    ------------      ------------    ------------
  Total                                                        $  1,725,182    $  1,824,235      $  3,768,869    $  3,850,410
                                                               ============    ============      ============    ============


                                                                  Operating Income (Loss)           Operating Income (Loss)
                                                                For the three months ended         For the six months ended
                                                                         June 30,                           June 30,
                                                               ----------------------------      ----------------------------
Hotel Location                                                     1996            1995              1996            1995
- --------------                                                 ------------    ------------      ------------    ------------
Clearwater, FL                                                 $    113,337    $    141,192      $    322,948    $    353,475
Minneapolis, MN                                                     212,221         215,708           315,008         353,502
Plymouth, MN                                                         63,287          82,091            74,022         109,370
Roseville, MN                                                       100,831         105,021           125,219         136,829
Scottsdale, AZ                                                      133,847         155,868           577,831         522,056
Depreciation and Partnership operating expenses                    (257,520)       (266,801)         (515,240)       (507,776)
                                                               ------------    ------------      ------------    ------------
  Total from continuing operations                             $    366,003    $    433,079      $    899,788    $    967,456

Kankakee, IL (1)                                                         --         (50,646)               --        (124,032)
                                                               ------------    ------------      ------------    ------------
  Total                                                        $    366,003    $    382,433      $    899,788    $    843,424
                                                               ============    ============      ============    ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                    Average Occupancy                  Average Occupancy
                                                                For the three months ended         For the six months ended
                                                                         June 30,                           June 30,
                                                               ----------------------------      ----------------------------
Hotel Location                                                     1996            1995              1996            1995
- --------------                                                 ------------    ------------      ------------    ------------
Clearwater, FL                                                        75%             84%               79%             85%
Minneapolis, MN                                                       91%             91%               83%             87%
Plymouth, MN                                                          86%             84%               77%             78%
Roseville, MN                                                         94%             93%               87%             89%
Scottsdale, AZ                                                        96%             96%               95%             97%
                                                                  ------          -------           ------          ------
  Total from continuing operations (2)                                89%             90%               85%             87%

Kankakee, IL(1)                                                       --              33%               --              29%
                                                                  ------          ------            ------          ------
  Total (2)                                                           89%             82%               85%             80%
                                                                  ======          ======            ======          ======


(1) The 1995 operating results presented for the Kankakee hotel are through July 19, 1995, the date of sale.
(2) The sub-totals and totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     Gross operating income for the Clearwater hotel for the three months ended June 30, 1996 decreased from the same period in 1995 primarily due to the loss of a major client in the fourth quarter of 1995. Gross operating income for the Clearwater hotel for the six months ended June 30, 1996 increased from the same period in 1995 primarily due to strong sales department generated business and record breaking results from the corporate connection program. Operating income for the Clearwater hotel for the three and six months ended June 30, 1996 decreased from the same period in 1995 primarily due to the lost room nights previously generated by a major client that was lost during the fourth quarter of 1995 and increased marketing and advertising expenses incurred as a result of increased sales efforts. Gross operating income and operating income for the Minneapolis hotel for the three and six months ended June 30, 1996 decreased from the same periods in 1995 primarily due to unusually harsh weather conditions and a temporary quarantine of Shriner's Hospital, which indirectly provides a significant amount of business to the hotel. Gross operating income and operating income for the Plymouth hotel for the three and six months ended June 30, 1996 decreased from the same period in 1995 primarily due to unusually harsh weather conditions and increased competition for local advertising space. Gross operating income and operating income for the Roseville hotel for the three and six months ended June 30, 1996 decreased primarily due to decreased special rated business and certain state of Minnesota business which did not return in 1996. Gross operating income for the Scottsdale hotel for the three and six months ended June 30, 1996 increased primarily due to an increase in room rates. Operating income for the Scottsdale hotel for the three months ended June 30, 1996 decreased from the same period in 1995 primarily due to increased utilities during an extremely hot spring compared to 1995 and

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

additional sales and marketing expenses incurred the second quarter of 1996. Operating income for the Scottsdale hotel for the six months ended June 30, 1996 increased from the same period in 1995 primarily due to increased room demand in the area as a result of Super Bowl XXX being hosted by the City of Phoenix. The 878Kankakee hotel was sold on July 19, 1995, as previously discussed.

     The Partnership is investigating the extent of building damage to the foundation at the Roseville hotel. Erosion and settlement have caused some of the walls to buckle and the concrete floor to crack and sink. Excavation to determine the severity of the problem is expected to begin during September 1996. All repair work is expected to be completed this fall. As of August 5, 1996, there is no estimate of the total expected costs to be incurred.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1996.

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

                              CRI HOTEL INCOME PARTNERS, L.P.


                              By:  CRICO Hotel Associates I, L.P.
                                   General Partner

                              By:  CRI, Inc.
                                   General Partner


August 14, 1996               By:  /s/ Deborah K. Browning
- ---------------------              -------------------------------------
Date                               Deborah K. Browning
                                   Vice President/Chief Accounting
                                     Officer


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