Form 10-Q
period 1996-09-30
CRI HOTEL INCOME PARTNERS L P
filed 1996-11-12
CIK 808377

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1996
                         ------------------


Commission file number      33-11096
                         --------------



                         CRI HOTEL INCOME PARTNERS, L.P.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                               52-1500621
----------------------------------------     ----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)




11200 Rockville Pike, Rockville, Maryland                20852
-----------------------------------------    ---------------------------
(Address of principal executive offices)               (Zip Code)



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at September 30, 1996
----------------------------       ---------------------------------
     (Not applicable)                        (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - September 30, 1996
             and December 31, 1995  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three and nine months
             ended September 30, 1996 and 1995  . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the nine months ended September 30, 1996   . . .      3

           Statements of Cash Flows - for the nine months
             ended September 30, 1996 and 1995  . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     14

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                           CRI HOTEL INCOME PARTNERS, L.P.

                                                     BALANCE SHEETS

                                                         ASSETS

                                                                                          September 30,     December 31,
                                                                                              1996             1995
                                                                                          ------------      ------------
                                                                                           (Unaudited)
Property and equipment - at cost
  Land                                                                                    $  1,574,490      $  1,574,490
  Buildings and site improvements                                                           13,112,968        13,112,968
  Furniture, fixtures and equipment                                                          4,900,356         4,501,971
  Leasehold improvements                                                                     1,382,000         1,382,000
                                                                                          ------------      ------------
                                                                                            20,969,814        20,571,429
  Less: accumulated depreciation and amortization                                           (8,329,144)       (7,700,997)
                                                                                          ------------      ------------
                                                                                            12,640,670        12,870,432

Cash and cash equivalents                                                                      627,514           677,454
Working capital reserve                                                                        225,000           225,000
Receivables, reserve for replacements and other assets                                         669,602           700,722
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $295,429 and $269,926,
  respectively                                                                                 724,675           750,178
Property purchase costs, net of accumulated amortization
  of $52,437 and $47,880, respectively                                                         129,830           134,387
                                                                                          ------------      ------------
      Total assets                                                                        $ 15,017,291      $ 15,358,173
                                                                                          ============      ============

                          LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Distributions payable                                                                     $    429,456      $    549,562
Hotel trade payables                                                                           216,675           305,473
Accounts payable and accrued expenses                                                          282,641           306,592
Building lease payable                                                                          88,131            38,596
Accrued property taxes                                                                         144,555            64,183
Accrued salaries and wages                                                                      86,916            71,767
Sales tax payable                                                                               68,327            62,268
Accrued management fees                                                                         30,745           107,804
                                                                                          ------------      ------------
                                                                                             1,347,446         1,506,245

Notes payable                                                                                7,064,422         6,604,974
                                                                                          ------------      ------------
      Total liabilities                                                                      8,411,868         8,111,219
                                                                                          ------------      ------------



                             The accompanying notes are an integral part
                                     of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                 CRI HOTEL INCOME PARTNERS, L.P.

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT) - Continued

                                                                                          September 30,     December 31,
                                                                                              1996             1995
                                                                                          ------------      ------------
                                                                                           (Unaudited)
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                             (256,695)         (243,841)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs
    issued and outstanding                                                                   6,862,118         7,490,795
                                                                                          ------------      ------------
      Total partners' capital                                                                6,605,423         7,246,954
                                                                                          ------------      ------------
      Total liabilities and partners' capital                                             $ 15,017,291      $ 15,358,173
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                                STATEMENTS OF INCOME

                                    (Unaudited)

                                                            For the three months ended             For the nine months ended
                                                                   September 30,                          September 30,
                                                           ----------------------------          ----------------------------
                                                               1996            1995                  1996            1995
                                                           ------------    ------------          ------------    ------------
Revenue:
  Rooms                                                    $  2,267,857    $  2,345,334          $  7,155,748    $  7,326,816
  Telephone                                                      83,134          99,002               263,052         316,602
  Rental and other                                               93,882          82,289               272,079         277,284
  Food and beverage                                              21,666          13,892                65,214          46,406
                                                           ------------    ------------          ------------    ------------
                                                              2,466,539       2,540,517             7,756,093       7,967,108
                                                           ------------    ------------          ------------    ------------
Departmental expenses:
  Rooms                                                        (717,028)       (722,679)           (2,101,747)     (2,115,068)
  Telephone                                                     (25,634)        (37,956)              (82,185)       (116,181)
  Rental and other                                              (22,505)        (29,131)              (65,107)       (101,207)
  Food and beverage                                             (18,405)        (17,091)              (55,218)        (50,582)
                                                           ------------    ------------          ------------    ------------
                                                               (783,572)       (806,857)           (2,304,257)     (2,383,038)
                                                           ------------    ------------          ------------    ------------
Gross operating income                                        1,682,967       1,733,660             5,451,836       5,584,070
                                                           ------------    ------------          ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                      21,150          31,811                59,726          76,357
  General and administrative                                   (249,891)       (241,865)             (778,834)       (844,876)
  Building lease expense                                       (124,385)       (118,500)             (529,035)       (497,232)
  Marketing                                                    (227,265)       (220,014)             (700,597)       (699,778)
  Depreciation and amortization                                (226,550)       (217,767)             (670,070)       (645,908)
  Energy                                                       (153,356)       (151,930)             (413,826)       (409,867)
  Property taxes                                               (128,010)       (117,744)             (394,134)       (440,986)
  Property operations and maintenance                          (133,441)       (150,838)             (412,664)       (466,515)
  Management fees                                               (86,244)        (88,877)             (271,160)       (278,615)
  Base asset management fee, paid to related
    parties                                                     (23,436)        (26,250)              (70,312)        (78,750)
  Professional fees                                             (12,405)        (10,427)              (32,008)        (33,217)
                                                           ------------    ------------          ------------    ------------
                                                             (1,343,833)     (1,312,401)           (4,212,914)     (4,319,387)
                                                           ------------    ------------          ------------    ------------
Operating income                                                339,134         421,259             1,238,922       1,264,683






                           The accompanying notes are an integral part
                                 of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                 CRI HOTEL INCOME PARTNERS, L.P.

                                STATEMENTS OF INCOME - Continued

                                          (Unaudited)

                                                  For the three months ended             For the nine months ended
                                                         September 30,                          September 30,
                                                 ----------------------------          ----------------------------
                                                     1996            1995                  1996            1995
                                                 ------------    ------------          ------------    ------------

Other income (expenses):
  Interest expense                                   (156,595)       (153,951)             (459,448)       (468,749)
  Loss on disposition of hotel                             --          (7,305)                   --          (7,305)
                                                 ------------    ------------          ------------    ------------
Net income                                       $    182,539    $    260,003          $    779,474    $    788,629
                                                 ============    ============          ============    ============

Net income allocated to General Partner (2%)     $      3,650    $      5,200          $     15,589    $     15,773
                                                 ============    ============          ============    ============
Net income allocated to BAC Holders (98%)        $    178,889    $    254,803          $    763,885    $    772,856
                                                 ============    ============          ============    ============

Net income per BAC based on 868,662
  BACs outstanding                               $       0.21    $       0.29          $       0.88    $       0.89
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                CRI HOTEL INCOME PARTNERS, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                         For the nine months ended September 30, 1996

                                          (Unaudited)

                                                                                        Beneficial
                                                                                         Assignee
                                                                       General          Certificate
                                                                       Partner            Holders             Total
                                                                      ---------        ------------       ------------
Balance, December 31, 1995                                            $(243,841)       $  7,490,795       $  7,246,954

  Distributions paid or accrued of $1.60 per BAC                        (28,443)         (1,392,562)        (1,421,005)

  Net income                                                             15,589             763,885            779,474
                                                                      ---------        ------------       ------------
Balance, September 30, 1996                                           $(256,695)       $  6,862,118       $  6,605,423
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                               CRI HOTEL INCOME PARTNERS, L.P.

                                  STATEMENTS OF CASH FLOWS

                                       (Unaudited)


                                                                                          For the nine months ended
                                                                                                 September 30,
                                                                                       ------------------------------
                                                                                           1996               1995
                                                                                       ------------      ------------
Cash flows from operating activities:
  Net income                                                                           $    779,474      $    788,629
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           670,070           645,908
    Accrued interest on notes payable                                                       459,448           468,749
    Loss on disposition of hotel                                                                 --             7,305
    Changes in assets and liabilities:
      (Increase) decrease in receivables and other assets, net                               (6,808)           40,427
      (Decrease) increase in accounts payable and accrued expenses                          (23,951)            9,914
      (Decrease) increase in hotel trade payables                                           (88,798)           42,393
      Increase (decrease) in accrued salaries and wages                                      15,149            (9,578)
      Increase (decrease) in building lease payable                                          49,535           (62,166)
      Increase (decrease) in sales tax payable                                                6,059            (1,525)
      Increase in accrued property taxes                                                     80,372            72,960
      Decrease in accrued management fees                                                   (77,059)          (66,718)
                                                                                       ------------      ------------
         Net cash provided by operating activities                                        1,863,491         1,936,298
                                                                                       ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                       (398,385)         (236,151)
  Net withdrawals from reserve for replacements                                              26,065            25,821
  Net proceeds from disposition of hotel                                                         --         1,128,251
                                                                                       ------------      ------------
         Net cash (used in) provided by investing activities                               (372,320)          917,921
                                                                                       ------------      ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                  (1,541,111)       (1,382,768)
  Retirement of note payable                                                                     --          (875,671)
                                                                                       ------------      ------------
         Net cash used in financing activities                                           (1,541,111)       (2,258,439)
                                                                                       ------------      ------------

 Net (decrease) increase in cash and cash equivalents                                       (49,940)          595,780

Cash and cash equivalents, beginning of period                                              677,454           537,352
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $    627,514      $  1,133,132
                                                                                       ============      ============

                       The accompanying notes are an integral part
                                of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of September 30, 1996 and December 31, 1995, and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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

2.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operations of the hotels. Each agreement is for an initial term of twelve to fifteen years, with a five-year renewal option. The agreements call for a base management fee of 3.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also call for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership. No incentive management fees were earned for the first three quarters of 1996 or 1995.

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement was $12,620 and $37,858 for the three and nine months ended September 30, 1996, respectively and $12,192 and $36,577 for the three and nine months ended September 30, 1995, respectively.

3.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first three quarters of 1996 and 1995:

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                   1996                  1995
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  485,242  $  0.56    $  443,018   $  0.51
     June 30                  486,453     0.56       469,077      0.54
     September 30             420,867     0.48       582,362*     0.67
                           ----------  -------    ----------   -------
                           $1,392,562  $  1.60    $1,494,457   $  1.72
                           ==========  =======    ==========   =======

* Includes the distribution of net cash proceeds from the sale of the Kankakee hotel of $52,478 (approximately $0.06 per BAC), which is net of payment of outstanding Kankakee real estate taxes, retirement of the related note payable and repayment of Partnership advances.

     Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality. As mentioned below, distributions may be substantially reduced for the long term, and possibly terminated for the short term due to the possible refinancing of the Zero Coupon Purchase Money Notes held by the Partnership.

4.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $11,695 and $33,788 for the three and nine months ended September 30, 1996, respectively, and $18,231 and $44,372 for the three and nine months ended September 30, 1995, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,436 and $70,312, during the three and nine months ended September 30, 1996, and $26,250 and $78,750 for the three and nine months ended September 30, 1995.

5.   HOTELS OWNED BY THE PARTNERSHIP

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   HOTEL OWNED BY THE PARTNERSHIP - Continued

retire the purchase money note obligation of the Partnership with respect to such property.

     Erosion and settlement have caused some of the walls to buckle and the hotel concrete floor to crack and sink at the Roseville hotel. Excavation to determine the severity of the problem and exterior work to prevent further damage were completed during October 1996. Interior work, including jackhammering and replacing the concrete floor, is expected to be completed during January 1997. The cost to repair the exterior of the hotel was approximately $20,000 and was funded by the hotel's reserves. As of November 8, 1996, preliminary estimates received indicate the cost to repair the interior of the hotel will be approximately $40,000 to $60,000. These costs may be funded by the hotel's operations.

6.   PURCHASE MONEY NOTES

     In addition to capital provided by the sale of BACs, the Partnership received Zero Coupon Purchase Money Notes (the Notes) financing from Days Inn for the acquisition of the hotels. The notes are nonrecourse notes collateralized by the various properties. Each note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. The Notes, including accrued interest, are scheduled to mature in 1997 and 1998. The Kankakee Zero Coupon note of $434,925 plus accrued interest of $440,746 was retired on July 19, 1995 in connection with the sale of the hotel, as discussed above.

     The balances of the Notes, including accrued interest, due upon maturity are as follows:

                               Maturity
                                 Date            Balance
                               --------        -----------
     Minneapolis Days Inn      10/31/97        $ 2,274,467
     Plymouth Days Inn         12/29/97          1,867,275
     Roseville Days Inn         2/28/98          1,990,159
     Clearwater Days Inn        3/31/98          1,776,927
     Scottsdale Days Inn          (A)               (A)
                                               -----------
                                               $ 7,908,828
                                               ===========

(A) The Scottsdale Days Inn is held as a leasehold interest. The maturity of the lease was originally set for January 31, 1994. This lease term was initially extended an additional five years, thereby expiring on January 31, 1999. During 1996, this lease was extended for an additional five years, thereby expiring January 31, 2004.

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   PURCHASE MONEY NOTES - Continued

individual assets or in a sale pool together. Another option may be to refinance the Notes to generate sufficient refinancing proceeds to set aside monies for the needed capital improvements to the properties. It is estimated that the refinancing option would substantially reduce for the long term, and possibly terminate for the short-term, any future investor distributions from the Partnership.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                         ------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. During the nine months ended September 30 1996, certain hotels retained aggregate additional replacement reserves of approximately $188,700 for the purpose of funding the purchase of electronic door locks. The installation of these electronic door locks is a franchise requirement imposed by Days Inns. As of September 30, 1996, $166,837 had been paid relating to the lock replacements. Other than the purchase of electronic door locks and the periodic replacement of fixed assets, which are funded from the replacement reserves, and the Roseville excavation and repair work, as discussed below, there are no material commitments for capital expenditures. However, the Partnership anticipates that the hotels may need to incur significant expenses for the needed capital improvements of the hotels to remain competitive.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the nine months ended September 30, 1996, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1996 principally due to the timing of distributions made to BAC Holders and the General Partner. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund replacement reserves, and make distributions to BAC Holders. Short-term liabilities of $1,347,446 decreased from 1995. This resulted primarily from a decrease in distributions payable, a decrease in hotel trade payables at four hotels and a decrease in accrued management fees at the Scottsdale hotel.

     In addition to capital provided by the sale of BACs, the Partnership received Zero Coupon Purchase Money Notes (the Notes) financing from Days Inn for the acquisition of the hotels. The notes are nonrecourse notes collateralized by the various properties. Each note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. The Notes, including accrued interest, are scheduled to mature in 1997 and 1998. The Kankakee Zero Coupon note of $434,925 plus accrued interest of $440,746 was retired on July 19, 1995 in connection with the sale of the hotel, as discussed above.

     The balances of the Notes, including accrued interest, due upon maturity are as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                               Maturity
                                 Date            Balance
                               --------        -----------
     Minneapolis Days Inn      10/31/97        $ 2,274,467
     Plymouth Days Inn         12/29/97          1,867,275
     Roseville Days Inn         2/28/98          1,990,159
     Clearwater Days Inn        3/31/98          1,776,927
     Scottsdale Days Inn          (A)               (A)
                                               -----------
                                               $ 7,908,828
                                               ===========

(A) The Scottsdale Days Inn is held as a leasehold interest. The maturity of the lease was originally set for January 31, 1994. This lease term was initially extended an additional five years, thereby expiring on January 31, 1999. During 1996, this lease was extended for an additional five years, thereby expiring January 31, 2004.

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes to generate sufficient refinancing proceeds to set aside monies for the needed capital improvements to the properties. It is estimated that the refinancing option would substantially reduce for the long term, and possibly terminate for the short-term, any future investor distributions from the Partnership.

     The following distributions were paid or accrued to BAC Holders of record during the first three quarters of 1996 and 1995:

                                   1996                  1995
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  485,242  $  0.56    $  443,018   $  0.51
     June 30                  486,453     0.56       469,077      0.54
     September 30             420,867     0.48       582,362*     0.67
                           ----------  -------    ----------   -------
                           $1,392,562  $  1.60    $1,494,457   $  1.72
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

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $77,464 during the three months ended September 30, 1996 from the comparable period in 1995 primarily due to a $77,477 decrease in room revenue. Room revenue decreased $48,148 primarily due to decreased occupancy at the Plymouth and University hotels. Additionally, room revenue decreased $29,329 due to the sale of the Kankakee hotel.

     The Partnership's net income decreased $9,155 during the nine months ended September 30, 1996 from the comparable period in 1995 primarily due to a $171,068 decrease in room revenue. Room revenue decreased $219,209 due to the sale of the Kankakee hotel and $109,661 due to decreased occupancy at the Plymouth and Minneapolis hotels, partially offset by a $157,802 increase in room revenue at the remaining hotels resulting from an increase in room rates. Contributing to the decrease in net income was a $53,550 decrease in telephone revenue primarily due to decreased occupancy at the Plymouth and Minneapolis hotels. Partially offsetting the decrease in net income was a $185,254 decrease in unallocated operating expenses and departmental expenses. These expenses decreased $360,866 due to the sale of the Kankakee hotel in July 1995, partially offset by a $175,612 increase in these expenses at the remaining hotels primarily due to an increase in building lease costs at the Scottsdale hotel and an increase in depreciation expense resulting from increased furniture fixture and equipment expenditures during 1996 primarily due to the purchase of door locks at all hotels, as discussed above.

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

     The Partnership's Statements of Income include operating results for each of the hotels as outlined below. Gross Operating Income represents total

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and nine months ended September 30, 1996 and 1995 are as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                 Gross Operating Income              Gross Operating Income
                                                               For the three months ended           For the nine months ended
                                                                      September 30,                        September 30,
                                                              ----------------------------        ----------------------------
Hotel Location                                                    1996            1995                1996            1995
--------------                                                ------------    ------------        ------------    ------------
Clearwater, FL                                                $    207,335    $    214,570        $    874,258    $    877,962
Minneapolis, MN                                                    466,997         486,696           1,196,883       1,257,853
Plymouth, MN                                                       251,127         295,953             619,051         684,593
Roseville, MN                                                      312,017         296,785             743,456         735,555
Scottsdale, AZ                                                     445,491         428,931           2,018,188       1,902,254
                                                              ------------    ------------        ------------    ------------
  Total from continuing operations                               1,682,967       1,722,935           5,451,836       5,458,217

Kankakee, IL (1)                                                        --          10,725                  --         125,853
                                                              ------------    ------------        ------------    ------------
  Total                                                       $  1,682,967    $  1,733,660        $  5,451,836    $  5,584,070
                                                              ============    ============        ============    ============


                                                                 Operating Income (Loss)             Operating Income (Loss)
                                                               For the three months ended           For the nine months ended
                                                                      September 30,                        September 30,
                                                              ----------------------------        ----------------------------
Hotel Location                                                    1996            1995                1996            1995
--------------                                                ------------    ------------        ------------    ------------
Clearwater, FL                                                $     54,758    $     72,069        $    377,706    $    408,233
Minneapolis, MN                                                    248,641         271,156             563,649         602,147
Plymouth, MN                                                       111,151         150,908             185,173         208,513
Roseville, MN                                                      158,396         142,461             283,615         295,228
Scottsdale, AZ                                                      29,502          26,302             607,333         551,558
Depreciation and Partnership operating expenses                   (263,314)       (251,471)           (778,554)       (686,798)
                                                              ------------    ------------        ------------    ------------
  Total from continuing operations                            $    339,134    $    411,425        $  1,238,922    $  1,378,881

Kankakee, IL (1)                                                        --           9,834                  --        (114,198)
                                                              ------------    ------------        ------------    ------------
  Total                                                       $    339,134    $    421,259        $  1,238,922    $  1,264,683
                                                              ============    ============        ============    ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                   Average Occupancy                    Average Occupancy
                                                               For the three months ended           For the nine months ended
                                                                      September 30,                        September 30,
                                                              ----------------------------        ----------------------------
Hotel Location                                                    1996            1995                1996            1995
--------------                                                ------------    ------------        ------------    ------------
Clearwater, FL                                                       61%             64%                 73%             78%
Minneapolis, MN                                                      91%             96%                 86%             90%
Plymouth, MN                                                         84%             90%                 79%             82%
Roseville, MN                                                        97%             98%                 91%             92%
Scottsdale, AZ                                                       94%             88%                 94%             94%
                                                                 ------          -------             ------          ------
  Total from continuing operations (2)                               86%             88%                 85%             87%

Kankakee, IL(1)                                                      --              45%                 --              30%
                                                                 ------          ------              ------          ------
  Total (2)                                                          86%             86%                 85%             82%
                                                                 ======          ======              ======          ======


(1) The 1995 operating results presented for the Kankakee hotel are through July 19, 1995, the date of sale.
(2) The sub-totals and totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three and nine months ended September 30, 1996 decreased from the same period in 1995 primarily due to the lost room nights previously generated by a major client that was lost during the fourth quarter of 1995 and increased marketing and advertising expenses incurred as a result of increased sales efforts. Gross operating income and operating income for the Minneapolis hotel for the three and nine months ended September 30, 1996 decreased from the same periods in 1995 primarily due to unusually harsh weather conditions and a temporary quarantine of Shriner's Hospital, which indirectly provides a significant amount of business to the hotel. Gross operating income and operating income for the Plymouth hotel for the three and nine months ended September 30, 1996 decreased from the same period in 1995 primarily due to unusually harsh weather conditions and increased competition for local advertising space. Gross operating income for the Roseville hotel for the three and nine months ended September 30, 1996 and operating income for the three months ended September 30, 1996 increased from the same period in 1995 primarily due to increased interstate trucking business and expanded trucking contract rooms during 1996. Operating income for the Roseville hotel for the nine months ended September 30, 1996 decreased from the same period in 1995 primarily due to unusually harsh weather conditions and record low temperatures during the first quarter of 1996. Gross operating income and operating income for the Scottsdale hotel for the three months ended September 30, 1996 increased primarily due to an increase in room rates and unexpected increases in the tour and travel segment of the market. Gross operating income and operating income for the Scottsdale hotel for the nine months ended September 30, 1996 increased from the same period in 1995 primarily due to increased room demand in the area as a

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

result of Super Bowl XXX being hosted by the City of Phoenix. The Kankakee hotel was sold on July 19, 1995, as previously discussed.

     Erosion and settlement have caused some of the walls to buckle and the hotel concrete floor to crack and sink at the Roseville hotel. Excavation to determine the severity of the problem and exterior work to prevent further damage were completed during October 1996. Interior work, including jackhammering and replacing the concrete floor, is expected to be completed during January 1997. The cost to repair the exterior of the hotel was approximately $20,000 and was funded by the hotel's reserves. As of November 8, 1996, preliminary estimates received indicate the cost to repair the interior of the hotel will be approximately $40,000 to $60,000. These costs may be funded by the hotel's operations.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1996.

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


November 12, 1996             By:  /s/ Deborah K. Browning
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