Form 10-K
period 1996-12-31
CRI HOTEL INCOME PARTNERS L P
filed 1997-03-05
CIK 808377

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1996
                              ---------------------

Commission file number               33-11096
                              ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     52-1500621
-------------------------------              -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

11200 Rockville Pike, Rockville, Maryland              20852
-----------------------------------------    -----------------------------
(Address of principal executive officers)            (Zip Code)

(Registrant's telephone number, including area code)     (301) 468-9200
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

                         CRI HOTEL INCOME PARTNERS, L.P.

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                   Page
                                                                   ----

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . .      I-1
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .      I-2
Item 4.   Submission of Matters to a Vote
            of Security Holders . . . . . . . . . . . . . . .      I-2


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

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .      IV-24

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

Employees
---------

     The Company has no employees. Services are performed by C.R.I., Inc., the general partner of the General Partner, and agents retained by it.

ITEM 2.   PROPERTIES
          ----------

     The following is a description of the hotels and the leasehold interests owned by the Partnership as of December 31, 1996:

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

     As indicated above, the Partnership financed the acquisition of the hotels it owns by proceeds of a public offering and the issuance of Zero Coupon Purchase Money Notes (the Notes). The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the

                                     PART I
                                     ------

ITEM 2.   PROPERTIES - Continued
          ----------

properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes. As of February 28, 1997, the Partnership has not committed to a plan to sell the hotels, or to refinance the Notes, nor is there any assurance that a sale will take place or that refinancing will be obtained. See Part II, Item 7, Management's Discussion and Analysis or Financial Condition and Results of Operations and the notes to the financial statements for additional information pertaining to the potential sale of the properties or refinancing of the Notes.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material pending legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

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

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                For the years ended December 31,
                                       1996                1995               1994              1993              1992
                                   ------------        ------------       ------------      ------------      ------------
Revenue (1)                        $ 10,087,730        $ 10,218,916       $ 10,359,778      $  9,342,154      $  8,903,295
Departmental expenses (1)            (3,060,227)         (3,108,035)        (3,187,327)       (3,018,138)       (2,865,788)
                                   ------------        ------------       ------------      ------------      ------------
Gross operating income                7,027,503           7,110,881          7,172,451         6,324,016         6,037,507
Unallocated operating income
  (expenses) (1)                     (5,630,877)         (5,739,206)        (6,442,494)       (6,317,951)       (5,832,070)
                                   ------------        ------------       ------------      ------------      ------------
Operating income                      1,396,626           1,371,675            729,957             6,065           205,437
Other income (expenses)                (619,593)           (609,095)          (583,740)       (1,137,497)         (135,892)
                                   ------------        ------------       ------------      ------------      ------------
Net income (loss)                       777,033             762,580            146,217        (1,131,432)           69,545
                                   ============        ============       ============      ============      ============
Net income (loss) allocated to
  BAC Holders                      $    761,492        $    747,328       $    143,293      $ (1,108,803)     $     68,154
                                   ============        ============       ============      ============      ============
Net income (loss) per weighted
  average BAC outstanding          $       0.88        $       0.86       $       0.16      $      (1.28)     $       0.08
                                   ============        ============       ============      ============      ============
Cash distribution per
  weighted average BAC
  outstanding                      $       2.05        $       2.34       $       1.95      $       1.14      $       1.58
                                   ============        ============       ============      ============      ============
Weighted average BACs
  outstanding                           868,662             868,662            868,662           868,662           868,662
                                   ============        ============       ============      ============      ============
Total assets                       $ 14,702,754        $ 15,358,173       $ 16,847,185      $ 17,805,910      $ 19,125,596
                                   ============        ============       ============      ============      ============
Total long-term debt               $  3,381,018        $  6,604,974       $  6,865,486      $  6,276,689      $  5,738,389
                                   ============        ============       ============      ============      ============

(1) Certain amounts in the 1995, 1994, 1993 and 1992 selected financial data have been reclassified to conform to the 1996 presentation.

Market Data
-----------

     The Partnership's Beneficial Assignee Certificates (BACs) of limited partnership interests were sold through a public offering managed by CRICO Securities Corporation and certain participating broker-dealers. As of February 28, 1997, there were approximately 1,600 registered holders of BACs in the Partnership. The Partnership BACs are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. On February 16, 1996, Equity Resource Fund XVIII (Fund XVIII), a Massachusetts Limited Partnership and BAC Holder in the Partnership, and affiliates of Fund XVIII initiated a tender offer to purchase 30,000 additional BACs in the Partnership at a price of $8 per BAC. Fund XVIII, which is unaffiliated with C.R.I., Inc., stated that it made the offer for the express purpose of holding the BACs for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Fund XVIII and does not necessarily represent the fair market value of each BAC. The Fund XVIII and affiliates' offer expired on March 16, 1996, and as of February 28, 1997, Fund XVIII and

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA - Continued
          -----------------------

affiliates held approximately 4.2% of the BACs of the Partnership. It is not anticipated that there will be any other active market for resale of BACs. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

     Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid or accrued distributions of $1,780,755 and $2,033,028 to BAC Holders during 1996 and 1995, respectively. See
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the distributions during the years ended December 31, 1996 and 1995 and for a discussion of factors which may affect future distribution levels.

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

     As discussed below, the General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Zero Coupon Purchase Money Notes (the Notes), including the potential sale of the hotels or refinancing of the Notes. The Partnership's original prospectus indicated that the hotels will need to be sold or refinanced at the time the mortgage loans mature. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future make such sales desirable. In the event that the Partnership is able to obtain satisfactory terms for the sale of all the hotels as a portfolio, which would result in the dissolution of the Partnership, the Partnership will solicit BAC Holders for majority approval of the sale offer, in accordance with the Partnership Agreement.

     The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and subsequently, a Prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of limited partnership interests which are held by CRICO Hotel Fund, Inc. (CRICO Hotel Fund). BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum amount of 2,344,000 BACs, or $58,600,000. The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

     The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation. The General Partner has authority in the overall management and control of the Partnership. The Assignor Limited Partner of the Partnership is CRICO Hotel Fund.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. During 1996, certain hotels retained aggregate additional replacement reserves of $188,700 for the purpose of funding the purchase of electronic door locks. The installation of these electronic door locks is a franchise requirement imposed by Days Inn. For the year ending December 31, 1996, $178,795 had been paid relating to the lock replacements. In addition to the purchase of electronic door locks and the periodic replacement of fixed assets, which are also funded from the replacement reserves, the Partnership has determined that significant capital improvements are needed to enhance the marketability of the hotels in connection with a potential sale of the properties, or a refinancing of the Notes issued in connection with the Partnership's acquisition of the hotels, as discussed below. The General Partner has approved a $577,000 increase in the working capital reserves during 1997, as discussed below, to address the capital improvement needs of the hotels. As of February 28, 1997, the Partnership had incurred $77,000 of capital improvements, as discussed below, which were funded from the existing working capital reserves of $225,000 as of December 31, 1996.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for 1996 and 1995, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1996 principally due to the timing of distributions made to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1994 principally due to deposits to the Partnership's working capital reserves. With the exception of the maturing Notes, which are discussed further below, the Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels'

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund working capital and replacement reserves, and make distributions to BAC Holders and the General Partner. Short-term liabilities as of December 31, 1996 total $5,114,845 which represents a $3,608,600 increase over the 1995 balance. This resulted primarily from a portion of the Notes which will mature in 1997. This increase was partially offset by a decrease in distributions payable, and a decrease in hotel trade payables at four hotels.

     On October 20, 1994, a contract for the sale of the Kankakee hotel was signed. The sale was completed on July 19, 1995. The sale price of the property of $1.2 million generated sufficient proceeds to the Partnership to retire the purchase money note obligation of the Partnership with respect to such property. The sale resulted in a net financial statement loss and a net tax loss in 1995 of approximately $7,000, and $607,000, respectively. Reserves for loss on the sale of the Kankakee hotel of $400,000 and $200,000 were recognized for financial statement purposes in 1994 and 1993, respectively. The sale of the Kankakee hotel did not have a negative effect on net income or cash flow of the Partnership during 1996, nor is it expected to have a negative effect on the future net income or cash flow of the Partnership.

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

Working Capital Reserve
-----------------------

     The working capital reserve of $225,000 as of both December 31, 1996 and 1995 represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner has approved an increase of the working capital reserve by $577,000 during 1997, in order to address capital improvements needed to increase the marketability of the hotels in connection with a potential sale of the properties, or a refinancing of the Notes, as discussed below. On January 17, 1997, the Partnership incurred $60,000 and $17,000 for capital improvements at the Roseville and Scottsdale hotels, respectively, which were funded from the existing working capital reserve of $225,000 as of December 31, 1996. The Partnership has determined that the carrying amount of its working capital reserves approximate fair value.

Purchase Money Notes
--------------------

     In addition to the capital provided by the sale of BACs, the Partnership received financing from Days Inns for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each Note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

interest, which will equal 47.4% of the original purchase price of the hotel, is due to BancBoston Mortgage Corporation (BancBoston) upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty. The Kankakee note payable of $434,925 plus accrued interest of $440,746 was retired on July 19, 1995 in connection with the sale of the hotel, as discussed above.

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

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes. As of February 28, 1997, the Partnership has neither committed to a plan to sell the hotels or to refinance the Notes, nor is there any assurance that a sale will take place or that refinancing will be obtained. In the event that the Partnership is able to obtain satisfactory terms for the sale of all the hotels as a portfolio, which would result in the dissolution of the Partnership, the Partnership will solicit BAC Holders for majority approval of the sale offer, in accordance with the Partnership Agreement.

     The Partnership has determined that it is not practicable to estimate the fair value of the Notes due to the lack of an active market for this type of financial instrument, as well as the excessive costs associated with an independent appraisal of the Notes. As the Partnership reviews its options with respect to the potential sale of the hotels or refinancing of the maturing notes, the Partnership may have a better indication of the fair value of the Notes.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Distributions
-------------

     The following distributions were paid or accrued to BAC Holders of record during 1996, 1995 and 1994:

                                    1996                         1995                             1994
                               Distributions to             Distributions to                 Distributions to
                                  BAC Holders                  BAC Holders                      BAC Holders
                           ------------------------     ------------------------         ------------------------
     Quarter Ended            Total         Per BAC        Total         Per BAC            Total         Per BAC
----------------------     -----------      -------     -----------      -------         -----------      -------
March 31                   $   486,450      $  0.56     $   443,018      $  0.51         $   349,550      $  0.41
June 30                        486,450         0.56         469,077         0.54             443,968         0.51
September 30                   416,957         0.48         582,362*        0.67*            454,379         0.52
December 31                    390,898         0.45         538,571         0.62             443,018         0.51
                           -----------      -------     -----------      -------         -----------      -------
      Total                $ 1,780,755      $  2.05     $ 2,033,028      $  2.34         $ 1,690,915      $  1.95
                           ===========      =======     ===========      =======         ===========      =======


     * Includes the distribution of net cash proceeds from the sale of the Kankakee hotel of $52,478 (approximately $0.06 per BAC), which is net of payment of outstanding Kankakee real estate taxes, retirement of the related note payable and repayment of Partnership advances.

     As a result of the increase in working capital reserves of $577,000 during 1997, as discussed above, the General Partner anticipates a decrease in the 1997 distribution levels. The General Partner expects the distribution for the quarter ended March 31, 1997 to range from approximately $0.40 to $0.48 per BAC. The General Partner expects the distribution for the year ending December 31, 1997 to range from approximately $1.65 to $1.85 per BAC. In the event that the Partnership seeks to refinance the Notes, distributions may be reduced for the long term, and possibly terminated for the short term. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                              Results of Operations
                              ---------------------

1996 versus 1995
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased $14,453 in 1996 from 1995 primarily due to a $156,137 decrease in unallocated operating expenses and departmental expenses. These expenses decreased $364,749 due to the sale of the Kankakee hotel in July 1995, partially offset by a $208,612 increase in these expenses at the remaining hotels primarily due to an increase in room expense due to higher than usual

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

employee turnover in 1996, an increase in energy expense due to extreme weather conditions in 1996 compared to a relatively mild winter during 1995, and an increase in depreciation expense resulting from increased furniture, fixture and equipment expenditures during 1996 primarily due to the purchase of door locks at all hotels, as discussed above. Partially offsetting the increase in net income was a $137,151 decrease in room revenue. Room revenue decreased $219,209 due to the sale of the Kankakee hotel and $145,727 due to decreased occupancy at the Plymouth and Minneapolis hotels, partially offset by a $227,785 increase in room revenue at the remaining hotels resulting from an increase in room rates.

1995 versus 1994
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased $616,363 in 1995 from 1994 primarily due to a $703,288 decrease in unallocated operating expenses for 1995 as compared to 1994. These expenses decreased $400,000 as a result of the reserve for loss on sale of the Kankakee hotel recognized in 1994, and decreased another $445,167 as a result of decreased operations and the eventual sale of the Kankakee hotel in 1995. Unallocated operating expenses of the remaining hotels did not change significantly in 1995 from 1994. Partially offsetting the increase in net income was a $67,052 decrease in room revenue. Room revenue decreased $432,964 as a result of the sale of the Kankakee hotel in the third quarter of 1995, as discussed above. This decrease in room revenue was partially offset by a $365,912 increase in room revenue from the remaining hotels, primarily due to an increase in average room rates at all hotels.

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

     The Partnership's Statements of Operations include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                                  Gross Operating Income
                                             -----------------------------------------------------------------
Hotel Location                                   1996                   1995                     1994
--------------                               ------------           ------------             ------------
Clearwater, FL                               $  1,100,850           $  1,076,290             $  1,023,121
Minneapolis, MN                                 1,514,431              1,601,091                1,457,937
Plymouth, MN                                      793,716                856,083                  789,847
Roseville, MN                                     957,451                920,388                  887,543
Scottsdale, AZ                                  2,661,055              2,531,176                2,535,522
                                             ------------           ------------             ------------
    Total from continuing operations            7,027,503              6,985,028                6,693,970

Kankakee, IL (1)                                       --                125,853                  478,481
                                             ------------           ------------             ------------
    Total                                    $  7,027,503           $  7,110,881             $  7,172,451
                                             ============           ============             ============

                                                                  Operating Income (Loss)
                                             -----------------------------------------------------------------
Hotel Location                                   1996                   1995                     1994
--------------                               ------------           ------------             ------------
Clearwater, FL                               $    450,501           $    462,751             $    408,849
Minneapolis, MN                                   685,570                779,991                  639,339
Plymouth, MN                                      226,430                278,097                  265,122
Roseville, MN                                     347,898                326,079                  257,059
Scottsdale, AZ                                    740,016                665,605                  626,728
Depreciation and net Partnership
  operating expenses                           (1,053,789)            (1,027,909)              (1,500,352)
                                             ------------           ------------             ------------
    Total from continuing operations            1,396,626              1,484,614                  696,745

Kankakee, IL (1)                                       --               (112,939)                  33,212
                                             ------------           ------------             ------------
    Total                                    $  1,396,626           $  1,371,675             $    729,957
                                             ============           ============             ============

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                                    Average Occupancy
                                             -----------------------------------------------------------------
Hotel Location                                   1996                   1995                     1994
--------------                               ------------           ------------             ------------
Clearwater, FL                                         71%                    74%                      75%
Minneapolis, MN                                        84%                    88%                      89%
Plymouth, MN                                           77%                    79%                      80%
Roseville, MN                                          90%                    90%                      89%
Scottsdale, AZ                                         94%                    93%                      95%
                                             ------------           ------------             ------------
   Total from continuing operations (2)                84%                    85%                      86%

Kankakee, IL (1)                                       --                     30%                      50%
                                             ------------           ------------             ------------
   Total (2)                                           84%                    81%                      82%
                                             ============           ============             ============

(1) The 1995 operating results presented for the Kankakee hotel are through July 19, 1995, the date of sale.

(2) The sub-totals and totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     On January 1, 1993, the management agreements between the Partnership and Buckhead pertaining to Buckhead's management of each of the hotels were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. Incentive management fees of $95,959, $78,408 and $64,328 were earned or paid in 1996, 1995 and 1994, respectively. These agreements were amended as part of the bankruptcy process. The Partnership accepted these modifications to the management agreements in lieu of having the agreements terminated by Buckhead in its Chapter 11 Bankruptcy case (filed in 1991). Had the Partnership contracted another management agent, costs (which would have included franchise fees currently not payable because of Buckhead's management of the hotels) were expected to exceed the increase in management fees.

     In connection with the potential sales of the properties owned by the Partnership, as discussed above, the Partnership could incur termination fees of approximately $1.6 million with respect to the management agreements with Buckhead, in the event that the hotels are sold and the purchaser of the hotels does not elect to maintain Buckhead as the management company. As the potential sales of the properties, and the terms thereof, are uncertain as of February 28, 1997, these costs have not been reflected in the accompanying financial statements.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

1996 versus 1995
----------------

     Gross operating income for the Clearwater hotel increased in 1996 from 1995 primarily due to increased room rates partially offset by the lost room nights previously generated by a major client that was lost during the fourth quarter of 1995. Operating income for the Clearwater hotel decreased in 1996 from 1995 primarily due to increased marketing and advertising expenses incurred as a result of increased sales efforts to compensate for the major client lost during 1995. Gross operating income and operating income for the Minneapolis hotel decreased in 1996 from 1995 primarily due to unusually harsh weather conditions and a temporary quarantine of Shriner's Hospital, which indirectly provides a significant amount of business to the hotel. Gross operating income and operating income for the Plymouth hotel decreased in 1996 from 1995 primarily due to unusually harsh weather conditions and increased competition for local advertising space. Gross operating income and operating income for the Roseville hotel increased in 1996 from 1995 primarily due to increased interstate trucking business and expanded trucking contract rooms during 1996. Gross operating income and operating income for the Scottsdale hotel increased in 1996 from 1995 primarily due to increased room demand in the area as a result of Super Bowl XXX being hosted by the City of Phoenix, an increase in room rates and unexpected increases in the tour and travel segment of the market. The Kankakee hotel was sold on July 19, 1995, as previously discussed.

1995 versus 1994
----------------

     Gross operating income and operating income for the Clearwater hotel increased in 1995 from 1994 primarily due to an increase in average room rates, as well as management's implementation of cost-control strategies. The hotel lost a major client in the fourth quarter of 1995 when the client relocated its training facilities out of the Clearwater area. This client accounted for approximately 11% of total room revenue for the Clearwater hotel in 1995. Gross operating income and operating income for the Minneapolis hotel increased in 1995 from 1994 primarily due to an increase in room rates resulting from management's marketing programs. Gross operating income and operating income for the Plymouth hotel increased in 1995 from 1994 primarily due to an increase in room rates resulting from increased group volume. Gross operating income and operating income for the Roseville hotel increased in 1995 from 1994 primarily due to an increase in occupancy and average room rates resulting from increased room demand in the Roseville area. Gross operating income for the Scottsdale hotel did not change significantly in 1995 from 1994 as a decrease in occupancy was offset by an increase in average room rates. Operating income for the Scottsdale hotel increased in 1995 from 1994 as a result of increased cost control efforts in 1995. The Kankakee hotel was sold on July 19, 1995, as previously discussed. From January 1, 1995 to the date of sale, gross operating income and operating income for the Kankakee hotel decreased from the same period in 1994 primarily due to the re-opening of a nearby competitor, as well as the opening of a new competitor in 1994.

                                     PART II
                                     -------

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

William B. Dockser, 60, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 50, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 50, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, Mr. Thompson held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.











                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 38, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was employed by the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in business from the University of Maryland.

Melissa Cecil Lackey, 41, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

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

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at February 28, 1997.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of February 28, 1997, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner. The voting and investment powers for the BACs listed are held solely by the named beneficial owner.







                                      III-2

                                    PART III
                                    --------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------


    Name of                      Amount and Nature          % of total
Beneficial Owner              of Beneficial Ownership      Units issued
----------------              -----------------------      ------------
William B. Dockser                      None                     0%
H. William Willoughby                   None                     0%
All Directors and Officers
  as a Group (5 persons)                None                     0%


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

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the General Partner or its affiliates by virtue of either their interest in the General Partner or their stock ownership in CRI, respectively. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the managing general partner of the General Partner of the Partnership is an officer, director or equity owner other than as set forth in the Partnership's response to Item 13(a).











                                      III-3

                                    PART III
                                    --------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


















































                                      III-4

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

     (a)  1.   Financial Statements                                Page
               --------------------                                ----

               Report of Independent Certified Public
                 Accountants                                       IV-5

               Balance Sheets as of December 31, 1996 and
                 1995                                              IV-6

               Statements of Income for the years
                 ended December 31, 1996, 1995 and 1994            IV-7

               Statements of Changes in Partners' Capital
                 (Deficit) for the years ended December 31,
                 1996, 1995 and 1994                               IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                  IV-9

               Notes to Financial Statements                       IV-10

     (a)  2.   Financial Statement Schedules
               -----------------------------

               Report of Independent Certified Public Accountants
                 on Financial Statement Schedules                  IV-21

               Schedule III - Real Estate and Accumulated
                  Depreciation                                     IV-22

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

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                              By:  CRICO Hotel Associates I, L.P.,
                                   General Partner


                              By:  C.R.I., Inc., General Partner


March 5, 1997                      /s/ William B. Dockser
--------------                     ------------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board,
                                   Treasurer and Principal
                                   Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 5, 1997                      /s/ H. William Willoughby
--------------                     ------------------------------------
DATE                               H. William Willoughby
                                   Director, President and Secretary


March 5, 1997                      /s/ Deborah K. Browning
--------------                     ------------------------------------
DATE                               Deborah K. Browning
                                   Vice President
                                   Chief Accounting Officer, Principal
                                     Financial and Principal Accounting
                                     Officer

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Partners
CRI Hotel Income Partners, L.P.

     We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 1996 and 1995 and the results of its operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                              Grant Thornton LLP


Vienna, VA
February 28, 1997

                                       CRI HOTEL INCOME PARTNERS, L.P.

                                                BALANCE SHEETS

                                                    ASSETS

                                                                                                   December 31,
                                                                                              1996              1995
                                                                                          ------------      ------------
Property and equipment - at cost
  Land                                                                                    $  1,574,490      $  1,574,490
  Buildings and site improvements                                                           13,112,968        13,112,968
  Furniture, fixtures and equipment                                                          5,009,400         4,501,971
  Leasehold improvements                                                                     1,382,000         1,382,000
                                                                                          ------------      ------------
                                                                                            21,078,858        20,571,429
  Less accumulated depreciation and amortization                                            (8,546,840)       (7,700,997)
                                                                                          ------------      ------------
                                                                                            12,532,018        12,870,432
Cash and cash equivalents                                                                      504,423           677,454
Working capital reserve                                                                        225,000           225,000
Receivables, reserve for replacements and other assets                                         596,828           700,722
Acquisition fees, principally paid to related parties, net of accumulated amortization of $303,930 and $269,926,
  respectively                                                                                 716,174           750,178
Property purchase costs, net of accumulated amortization of
  $53,956 and $47,880, respectively                                                            128,311           134,387
                                                                                          ------------      ------------
   Total assets                                                                           $ 14,702,754      $ 15,358,173
                                                                                          ============      ============

                               LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Distributions payable                                                                   $    398,875      $    549,562
  Accounts payable and accrued expenses                                                        548,820           543,406
  Hotel trade payables                                                                         254,723           305,473
  Accrued management fees                                                                       68,878           107,804
  Short term portion of notes payable                                                        3,843,549                --
                                                                                          ------------      ------------
Total current liabilities                                                                    5,114,845         1,506,245
                                                                                          ------------      ------------
Long term debt:
  Notes payable                                                                              3,381,018         6,604,974
                                                                                          ------------      ------------
    Total liabilities                                                                        8,495,863         8,111,219
                                                                                          ------------      ------------
Commitments and contingencies
Partners' capital (deficit)
  General Partner                                                                             (264,641)         (243,841)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs
    issued and outstanding                                                                   6,471,532         7,490,795
                                                                                          ------------      ------------
    Total partners' capital                                                                  6,206,891         7,246,954
                                                                                          ------------      ------------
    Total liabilities and partners' capital                                               $ 14,702,754      $ 15,358,173
                                                                                          ============      ============

                       The accompanying notes are an integral part of these
                                      financial statements.

                                 CRI HOTEL INCOME PARTNERS, L.P.

                                       STATEMENTS OF INCOME

                                                                                For the years ended December 31,
                                                                             1996               1995              1994
                                                                         ------------       ------------      ------------
Revenue:
  Rooms                                                                  $  9,291,783       $  9,428,934      $  9,495,986
  Telephone                                                                   346,075            384,162           434,841
  Rental and other                                                            369,170            347,191           360,534
  Food and beverage                                                            80,702             58,629            68,417
                                                                         ------------       ------------      ------------
                                                                           10,087,730         10,218,916        10,359,778
                                                                         ------------       ------------      ------------
Departmental expenses:
  Rooms                                                                    (2,766,924)        (2,772,864)       (2,714,167)
  Telephone                                                                  (112,568)          (150,539)         (200,643)
  Rental and other                                                           (111,965)          (120,610)         (207,320)
  Food and beverage                                                           (68,770)           (64,022)          (65,197)
                                                                         ------------       ------------      ------------
                                                                           (3,060,227)        (3,108,035)       (3,187,327)
                                                                         ------------       ------------      ------------
Gross operating income                                                      7,027,503          7,110,881         7,172,451
                                                                         ------------       ------------      ------------
Unallocated operating income (expenses):
  Interest and other income                                                    79,190             80,978           106,253
  General and administrative                                                 (967,293)        (1,032,033)       (1,181,105)
  Building lease expense                                                     (693,110)          (661,179)         (669,267)
  Marketing                                                                  (920,747)          (930,861)       (1,017,959)
  Depreciation and amortization                                              (901,740)          (865,363)         (980,876)
  Energy                                                                     (527,093)          (514,904)         (537,790)
  Property taxes                                                             (511,447)          (569,016)         (497,207)
  Property operations and maintenance                                        (546,957)          (618,159)         (618,789)
  Management fees                                                            (448,664)          (436,241)         (448,321)
  Base asset management fee, paid to related parties                          (93,750)           (99,956)         (105,000)
  Professional fees                                                           (99,266)           (92,472)          (92,433)
  Reserve for loss on sale of hotel                                                --                 --          (400,000)
                                                                         ------------       ------------      ------------
                                                                           (5,630,877)        (5,739,206)       (6,442,494)
                                                                         ------------       ------------      ------------
Operating income                                                            1,396,626          1,371,675           729,957
                                                                         ------------       ------------      ------------
Other income (expenses):
  Cash flow guarantees                                                             --             13,369             5,057
  Interest expense                                                           (619,593)          (615,159)         (588,797)
  Loss of disposition of hotel                                                     --             (7,305)               --
                                                                         ------------       ------------      ------------
                                                                             (619,593)          (609,095)         (583,740)
                                                                         ------------       ------------      ------------
Net income                                                               $    777,033       $    762,580      $    146,217
                                                                         ============       ============      ============





                     The accompanying notes are an integral part of these
                                     financial statements.

                                 CRI HOTEL INCOME PARTNERS, L.P.

                                                                                For the years ended December 31,
                                                                             1996               1995              1994
                                                                         ------------       ------------      ------------

Net income allocated to General Partner (2%)                             $     15,541       $     15,252      $      2,924
                                                                         ============       ============      ============
Net income allocated to BAC Holders (98%)                                $    761,492       $    747,328      $    143,293
                                                                         ============       ============      ============
Net income per BAC based on 868,662 BACs outstanding                     $       0.88       $       0.86      $       0.16
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

                                  CRI HOTEL INCOME PARTNERS, L.P.

                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                        For the years ended December 31, 1996, 1995 and 1994


                                                                       Beneficial
                                                                        Assignee
                                                                      Certificate          General
                                                                        Holders            Partner               Total
                                                                      ------------        ----------          ------------
Partners' capital (deficit),
  January 1, 1994                                                     $ 10,324,117        $ (187,089)         $ 10,137,028

  Distributions of $1.95 per BAC (including
    return of capital of $1.78 per BAC)                                 (1,690,915)          (34,509)           (1,725,424)

  Net income                                                               143,293             2,924               146,217
                                                                      ------------        ----------          ------------
Partners' capital (deficit),
  December 31, 1994                                                      8,776,495          (218,674)            8,557,821

Distributions of $2.34 per BAC (including
  return of capital of $1.48 per BAC)                                   (2,033,028)          (40,419)           (2,073,447)

  Net income                                                               747,328            15,252               762,580
                                                                      ------------        ----------          ------------
Partners' capital (deficit),
  December 31, 1995                                                      7,490,795          (243,841)            7,246,954

Distributions of $2.05 per BAC (including
  return of capital of $1.17 per BAC)                                   (1,780,755)          (36,341)           (1,817,096)

  Net income                                                               761,492            15,541               777,033
                                                                      ------------        ----------          ------------
Partners' capital (deficit),
  December 31, 1996                                                   $  6,471,532        $ (264,641)         $  6,206,891
                                                                      ============        ==========          ============


















                       The accompanying notes are an integral part of these
                                       financial statements.

                                 CRI HOTEL INCOME PARTNERS, L.P.

                                    STATEMENTS OF CASH FLOWS

                                                                                   For the years ended December 31,
                                                                                1996             1995             1994
                                                                            ------------     ------------     ------------
Cash flows from operating activities:
  Net income                                                                $    777,033     $    762,580     $    146,217
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                901,740          865,363          980,876
    Accrued interest on notes payable                                            619,593          615,159          588,797
    Loss on disposition of hotel                                                      --            7,305               --
    Reserve for loss on sale of hotel                                                 --               --          400,000

  Changes in assets and liabilities:
    Decrease (increase) in receivables and other
      assets, net                                                                 22,889           29,818          (79,043)
    Increase (decrease) in accounts payable and
      accrued expenses                                                             5,414           57,925         (387,013)
    (Decrease) increase in hotel trade payables                                  (50,750)         (85,068)         117,416
    (Decrease) increase in accrued management fees                               (38,926)          12,007           89,439
                                                                            ------------     ------------     ------------
        Net cash provided by operating activities                              2,236,993        2,265,089        1,856,689
                                                                            ------------     ------------     ------------
Cash flows from investing activities:
  Purchase of property and equipment                                            (507,429)        (307,745)        (351,116)
  Net deposits to working capital reserves                                            --          (75,000)        (100,000)
  Net withdrawals from (deposits to) reserve
    for replacements                                                              65,188          (18,878)          42,613
  Net proceeds from disposition of hotel                                              --        1,128,251               --
                                                                            ------------     ------------     ------------
        Net cash (used in) provided by investing activities                     (442,241)         726,628         (408,503)
                                                                            ------------     ------------     ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                       (1,967,783)      (1,975,944)      (1,513,581)
  Retirement of note payable                                                          --         (875,671)              --
                                                                            ------------     ------------     ------------
       Net cash used in financing activities                                  (1,967,783)      (2,851,615)      (1,513,581)
                                                                            ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents                            (173,031)         140,102          (65,395)

Cash and cash equivalents, beginning of year                                     677,454          537,352          602,747
                                                                            ------------     ------------     ------------
Cash and cash equivalents, end of year                                      $    504,423     $    677,454     $    537,352
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

          As discussed below, the General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Zero Coupon Purchase Money Notes (the Notes), including the potential sale of the hotels or refinancing of the Notes. The Partnership's original prospectus indicated that the hotels will need to be sold or refinanced at the time the mortgage loans mature. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future make such sales desirable. In the event that the Partnership is able to obtain satisfactory terms for the sale of all the hotels as a portfolio, which would result in the dissolution of the Partnership, the Partnership will solicit BAC Holders for majority approval of the sale offer, in accordance with the Partnership Agreement.

          The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and subsequently, a Prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of limited partnership interests which are held by CRICO Hotel Fund, Inc. (CRICO Hotel
     Fund). BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum amount of 2,344,000 BACs, or $58,600,000. The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

          The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation. The General Partner has authority in the overall management and control of the Partnership. The Assignor Limited Partner of the Partnership is CRICO Hotel Fund.

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

     e.   Working capital reserve
          -----------------------

          The working capital reserve of $225,000 as of both December 31, 1996 and 1995 represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner has approved an increase of the working capital reserve by $577,000 during 1997, in order to address capital improvements needed to increase the marketability of the hotels in connection with a potential sale of the properties, or a refinancing of the Notes, as discussed below. On January 17, 1997, the Partnership incurred $60,000 and $17,000 for capital improvements at the Roseville and Scottsdale hotels, respectively, which were funded from the existing working capital reserve of $225,000 as of December 31, 1996. The General Partner increased the working capital reserve by $75,000 and $100,000 during 1995 and 1994, respectively. Advances to the Kankakee hotel from working capital reserve during 1995 and 1994 were repaid to working capital reserve in 1996, as discussed below. The Partnership has determined that the carrying amount of its working capital reserve approximates fair value.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     f.   Reserve for replacements
          ------------------------

          Pursuant to the terms of the Management Agreement, the hotels retain 3% of gross hotel revenues for a reserve for replacement of fixed assets.

     g.   Depreciation and amortization
          -----------------------------

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

     h.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these financial statements.

     i.   Statements of Cash Flows
          ------------------------

          The statements of cash flows are intended to reflect only cash receipt and cash disbursement activity; therefore, the statements do not reflect investing and financing activity affecting recognized assets or liabilities which was not a result of cash receipts or payments. This non-cash activity principally consists of distributions payable of $398,875 and $549,562 at December 31, 1996 and 1995, respectively. Other than the pay-off of the Kankakee purchase money note principal and accrued interest of $434,925 and $440,746, respectively, in connection with the sale of the hotel in 1995, as discussed below, the Partnership did not pay interest on long-term debt during 1996, 1995 or 1994, pursuant to the terms of the debt agreements.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     j.   Fair value of financial investments
          -----------------------------------

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," the Partnership has disclosed the fair value information about financial instruments for which it is practicable to estimate that value. Where applicable, such information has been disclosed elsewhere in the notes to the financial statements.

     k.   Implementation of accounting standards
          --------------------------------------

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement addresses how entities should measure impairment on long-lived assets. This statement is effective for fiscal years beginning after December 15, 1995 and was implemented by the Partnership in 1996. The Partnership has determined that factors do not exist to imply impairment of any of the hotels in which the Partnership has invested.

     l.   Reclassifications
          -----------------

          Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

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

for loss on the sale of the Kankakee hotel of $400,000 and $200,000 were recognized for financial statement purposes in 1994 and 1993, respectively. The sale of the Kankakee hotel did not have a negative effect on net income or cash flow of the Partnership during 1996, nor is it expected to have a negative effect on the future net income or cash flow of the Partnership.

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

3.   NOTES PAYABLE

     In addition to the capital provided by the sale of BACs, the Partnership received financing from Days Inns for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each Note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due to BancBoston Mortgage Corporation (BancBoston) upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty. The Kankakee note payable of $434,925 plus accrued interest of $440,746 was retired on July 19, 1995 in connection with the sale of the hotel, as discussed below.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   NOTES PAYABLE - Continued

     As of December 31, 1996 and 1995, the Notes, including accrued interest, consist of the following:


                                                                        December 31,
              Note                   Maturity Date                 1996                1995
     ----------------------          -------------              -----------         -----------
     Minneapolis Days Inn               10/31/97                $ 2,110,713         $ 1,929,694
     Plymouth Days Inn                  12/29/97                  1,732,836           1,584,225
     Roseville Days Inn                  2/28/98                  1,792,492           1,638,764
     Clearwater Days Inn                 3/31/98                  1,588,526           1,452,291
                                                                -----------         -----------
                                                                $ 7,224,567         $ 6,604,974
                                                                ===========         ===========

     Cumulative accrued interest on the Notes was $3,986,792 and $3,367,199 at December 31, 1996 and 1995, respectively. Interest expense during 1996, 1995 and 1994 was $619,593, $615,159 and $588,797, respectively.

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

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes. As of February 28, 1997, the Partnership has neither committed to a plan to sell the hotels or to refinance the Notes, nor is there any assurance that a sale will take place or that refinancing will be obtained.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   NOTES PAYABLE - Continued

In the event that the Partnership is able to obtain satisfactory terms for the sale of all the hotels as a portfolio, which would result in the dissolution of the Partnership, the Partnership will solicit BAC Holders for majority approval of the sale offer, in accordance with the Partnership Agreement.

     The Partnership has determined that it is not practicable to estimate the fair value of the Notes due to the lack of an active market for this type of financial instrument, as well as the excessive costs associated with an independent appraisal of the Notes. As the Partnership reviews its options with respect to the potential sale of the hotels or refinancing of the maturing notes, the Partnership may have a better indication of the fair value of the Notes.


4.   COMMITMENTS

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

          On January 1, 1993, the management agreements between the Partnership and Buckhead pertaining to Buckhead's management of each of the hotels were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. Incentive management fees of $95,959, $78,408 and $64,328 were earned or paid in 1996, 1995 and 1994, respectively. These agreements were amended as part of the bankruptcy process. The Partnership accepted these modifications to the management agreements in lieu of having the agreements terminated by Buckhead in its Chapter 11 Bankruptcy case (filed in 1991). Had the Partnership contracted another management agent, costs (which would have included franchise fees currently not payable because of Buckhead's management of the hotels) were expected to exceed the increase in management fees.

          In connection with the potential sales of the properties owned by the Partnership, as discussed above, the Partnership could incur termination fees of approximately $1.6 million with respect to the management agreements with Buckhead, in the event that the hotels are sold and the purchaser of the hotels does not elect to maintain Buckhead as the management company. As the potential sales of the properties, and the terms thereof, are uncertain as of February 28, 1997, these costs have not been reflected in the accompanying financial statements.

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. Effective January 1, 1994, the lease was renewed for an additional 5-year period, thereby expiring on January 31, 1999. During 1996, the lease was extended for an additional five years, thereby expiring January 31, 2004. The lease may be renewed at the option of the lessee for an additional 5-year period. Annual Lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due.

          The Partnership also assumed various leases entered into by Days Inns of America for equipment used by the operating hotels. These leases expire through 2000. Minimum lease payments under the leases, including the two renewal periods for the Scottsdale facility lease, are as follows:

                    1997                $  164,515
                    1998                   162,797
                    1999                   152,740
                    2000                   152,740
                    2001                   140,450
                    Thereafter             292,604
                                        ----------
                                        $1,065,846
                                        ==========

          Total rental expense under the leases was $751,917, $735,084 and $710,848 for the years ended December 31, 1996, 1995 and 1994, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in Interest and other income on the accompanying statements of operations, was $50,477, $48,770 and $47,121 during 1996, 1995 and 1994, respectively.

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

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5.   PARTNERS' CAPITAL - Continued

     The following distributions were paid or accrued to BAC Holders of record during 1996, 1995 and 1994:

                                            1996                          1995                          1994
                                       Distributions to              Distributions to              Distributions to
                                          BAC Holders                   BAC Holders                   BAC Holders
                                   ------------------------      ------------------------      ------------------------
     Quarter Ended                    Total         Per BAC         Total         Per BAC         Total         Per BAC
----------------------             -----------      -------      -----------      -------      -----------      -------
March 31                           $   486,450      $  0.56      $   443,018      $  0.51      $   349,550      $  0.41
June 30                                486,450         0.56          469,077         0.54          443,968         0.51
September 30                           416,957         0.48          582,362*        0.67*         454,379         0.52
December 31                            390,898         0.45          538,571         0.62          443,018         0.51
                                   -----------      -------      -----------      -------      -----------      -------
      Total                        $ 1,780,755      $  2.05      $ 2,033,028      $  2.34      $ 1,690,915      $  1.95
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

     As a result of the increase in working capital reserves of $577,000 during 1997, as discussed above, the General Partner anticipates a decrease in the 1997 distribution levels. The General Partner expects the distribution for the quarter ended March 31, 1997 to range from approximately $0.40 to $0.48 per BAC. The General Partner expects the distribution for the year ending December 31, 1997 to range from approximately $1.65 to $1.85 per BAC. In the event that the Partnership seeks to refinance the Notes, distributions may be reduced for the long term, and possibly terminated for the short term. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

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

     The Partnership reimbursed the General Partner or its affiliates for costs incurred on behalf of the Partnership for real estate appraisals and market studies, engineering studies, legal consultation and accounting fees, as well as travel and communication expenses related to the acquisition of the hotels.

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

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in managing the Partnership. The Partnership paid or accrued $47,463, $52,226 and $62,973, for the years ended December 31, 1996, 1995 and 1994, respectively, to the General Partner or its affiliates as direct reimbursement
of expenses incurred on behalf of the Partnership.   Such reimbursements are
included in general and administrative expense on the statements of income.

     The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During 1995, the adjusted partnership investment decreased from $21,000,000 to $18,750,000 as a result of the sale of the Kankakee hotel on July 19, 1995, as discussed above. During the years ended December 31, 1996, 1995 and 1994, the Partnership paid or accrued a base asset management fee of $93,750, $99,956 and $105,000, respectively.

7. RECONCILIATION OF NET INCOME PER FINANCIAL STATEMENTS TO NET INCOME PER TAX RETURN

     The following is a reconciliation of net income per the financial statements to net income per the tax return for the years ended December 31, 1996, 1995 and 1994:

                        CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7. RECONCILIATION OF NET INCOME PER FINANCIAL STATEMENTS TO NET INCOME PER TAX RETURN - Continued

                                                                         For the years ended December 31,
                                                                 -------------------------------------------------
                                                                     1996                1995             1994
                                                                 ------------        ------------     ------------
Net income per the financial statements                          $    777,033        $    762,580     $    146,217

Adjustments for tax purposes:
  Book/tax difference on sale of property-amounts
    reserved on books in prior years                                       --            (600,000)              --

  Provision for decline on asset market value
    not allowed for tax purposes                                           --                  --          400,000

  Book/tax difference on sale of property- real
    estate taxes expensed in prior years                                   --             (33,860)              --

  Book/tax difference on sale of property-accumulated
    depreciation and amortization                                          --              48,089               --

  Depreciation of buildings and site improvements
    computed on 40 years for tax purposes as compared
    to 30 years for financial statement purposes                       75,400              10,548          (22,633)

  Book/tax difference on timing of deductions                              --                  --         (259,164)
                                                                 ------------        ------------     ------------
Net income per the tax return                                    $    852,433        $    187,357     $    264,420
                                                                 ============        ============     ============


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------
                        ON FINANCIAL STATEMENT SCHEDULES
                        --------------------------------



To the Partners
CRI Hotel Income Partners, L.P.


     We have also audited Schedule III of CRI Hotel Income Partners, L.P. as of December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                             Grant Thornton, LLP


Vienna, VA
February 28, 1997

                           CRI HOTEL INCOME PARTNERS, L.P.

                SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 DECEMBER 31, 1996


       COL. A                    COL. B                     COL. C                                    COL. D
--------------------            -------        -------------------------------           -------------------------------
                                                                                               Costs capitalized
                                                                                                   subsequent
                                                       Initial Cost                              to acquisition
                                               -------------------------------           -------------------------------
                                                                   Building
    Description                 Encum-                               and                                      Carrying
     of Hotels                  brances           Land           improvements            Improvements           cost
--------------------            -------        -----------       ------------            ------------        -----------
Clearwater Days Inn               (A)          $   382,500       $  2,981,250                $ --                $ --

Minneapolis Days Inn              (A)              444,480          3,731,520                  --                  --

Plymouth Days Inn                 (A)              272,727          3,204,546                  --                  --

Roseville Days Inn                (A)              474,783          3,195,652                  --                  --
                                               -----------       ------------                ----                ----
        Subtotal                                 1,574,490         13,112,968                  --                  --

Leasehold improvements
----------------------

Scottsdale Days Inn                                     --          1,382,000                  --                  --
                                               -----------       ------------                ----                ----
Total                                          $ 1,574,490       $ 14,494,968                $ --                $ --
                                               ===========       ============                ====                ====

                          CRI HOTEL INCOME PARTNERS, L.P.

                                DECEMBER 31, 1996


       COL. A                              COL. E                             COL. F       COL. G     COL. H          COL. I
--------------------     -------------------------------------------       ------------    -------    -------    ----------------
                                    Gross amount at which
                                 carried at close of period                                                       Life upon
                         -------------------------------------------        Accumulated     Date                    which
                                          Building                         depreciation      of                  depreciation/
    Description                             and                                 and        Const-       Date     amortization
       Hotels               Land        improvements       Total (C)       amortization    ruction    acquired    is computed
--------------------     -----------    ------------    -------------      ------------    -------    --------   -------------
Clearwater Days Inn      $   382,500    $ 2,981,250     $  3,363,750       $    869,531      1987       4/88        30 years

Minneapolis Days Inn         444,480      3,731,520        4,176,000          1,140,243      1983      11/87        30 years

Plymouth Days Inn            272,727      3,204,546        3,477,273            961,656      (B)       12/87        30 years

Roseville Days Inn           474,783      3,195,652        3,670,435            940,942      1973       3/88        30 years
                         -----------    -----------     ------------       ------------
        Subtotal           1,574,490     13,112,968       14,687,458          3,912,372

Leasehold improvements
----------------------
                                                                                                                    5 years
Scottsdale Days Inn               --      1,382,000        1,382,000          1,382,000      1969       7/88        7 months
                         -----------    -----------     ------------       ------------
Total                    $ 1,574,490    $14,494,968     $ 16,069,458       $  5,294,372
                         ===========    ===========     ============       ============


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