Form 10-Q
period 1997-03-31
CRI HOTEL INCOME PARTNERS L P
filed 1997-05-15
CIK 808377

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1997
                         --------------


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

          Class                      Outstanding at March 31, 1997
----------------------------       ---------------------------------
     (Not applicable)                        (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - March 31, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three months
             ended March 31, 1997 and 1996  . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the three months ended March 31, 1997  . . . . .      3

           Statements of Cash Flows - for the three months
             ended March 31, 1997 and 1996  . . . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     15

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CRI HOTEL INCOME PARTNERS, L.P.

                                       BALANCE SHEETS

                                           ASSETS

                                                                                                 March 31,      December 31,
                                                                                                   1997            1996
                                                                                               ------------     ------------
                                                                                                (Unaudited)
Property and equipment - at cost
  Land                                                                                         $  1,574,490     $  1,574,490
  Buildings and site improvements                                                                13,112,968       13,112,968
  Furniture, fixtures and equipment                                                               5,243,370        5,009,400
  Leasehold improvements                                                                          1,382,000        1,382,000
                                                                                               ------------     ------------
                                                                                                 21,312,828       21,078,858
  Less: accumulated depreciation and amortization                                                (8,768,825)      (8,546,840)
                                                                                               ------------     ------------
                                                                                                 12,544,003       12,532,018

Cash and cash equivalents                                                                           503,353          504,423
Working capital reserve                                                                             218,120          225,000
Receivables, reserve for replacements and other assets                                              808,832          596,828
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $312,431 and $303,930,
  respectively                                                                                      707,673          716,174
Property purchase costs, net of accumulated amortization
  of $55,475 and $53,956, respectively                                                              126,792          128,311
                                                                                               ------------     ------------
      Total assets                                                                             $ 14,908,773     $ 14,702,754
                                                                                               ============     ============





















                  The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                       CRI HOTEL INCOME PARTNERS, L.P.

                          BALANCE SHEETS - Continued

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                                                                 March 31,      December 31,
                                                                                                   1997            1996
                                                                                               ------------     ------------
                                                                                                (Unaudited)
Current liabilities:
  Accounts payable and accrued expenses                                                        $  1,034,860     $    872,421
  Distributions payable                                                                             390,012          398,875
  Short-term portion of notes payable                                                             7,388,342        3,843,549
                                                                                               ------------     ------------
Total current liabilities                                                                         8,813,214        5,114,845
                                                                                               ------------     ------------
Long term portion of notes payable                                                                       --        3,381,018
                                                                                               ------------     ------------
      Total liabilities                                                                           8,813,214        8,495,863
                                                                                               ------------     ------------
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                                  (266,868)        (264,641)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs
    issued and outstanding                                                                        6,362,427        6,471,532
                                                                                               ------------     ------------
      Total partners' capital                                                                     6,095,559        6,206,891
                                                                                               ------------     ------------
      Total liabilities and partners' capital                                                  $ 14,908,773     $ 14,702,754
                                                                                               ============     ============



















                    The accompanying notes are an integral part
                           of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                                STATEMENTS OF INCOME

                                    (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               ----------------------------
                                                                                                   1997             1996
                                                                                               ------------     ------------
Revenue:
  Rooms                                                                                        $  2,575,495     $  2,584,878
  Telephone                                                                                          74,983           92,635
  Rental and other                                                                                   97,176           90,989
  Food and beverage                                                                                  25,103           11,386
                                                                                               ------------     ------------
                                                                                                  2,772,757        2,779,888
                                                                                               ------------     ------------
Departmental expenses:
  Rooms                                                                                            (655,134)        (671,506)
  Telephone                                                                                         (24,513)         (30,958)
  Rental and other                                                                                  (43,527)         (21,744)
  Food and beverage                                                                                 (20,430)         (11,993)
                                                                                               ------------     ------------
                                                                                                   (743,604)        (736,201)
                                                                                               ------------     ------------
Gross operating income                                                                            2,029,153        2,043,687
                                                                                               ------------     ------------
Unallocated operating income (expenses):
  Interest and other income                                                                          17,450           20,244
  General and administrative                                                                       (312,788)        (293,039)
  Building lease expense                                                                           (276,470)        (251,095)
  Marketing                                                                                        (220,534)        (225,377)
  Depreciation and amortization                                                                    (235,958)        (221,149)
  Energy                                                                                           (139,536)        (139,831)
  Property taxes                                                                                   (136,217)        (138,114)
  Property operations and maintenance                                                              (139,665)        (130,382)
  Management fees                                                                                   (97,009)         (97,169)
  Base asset management fee, paid to related parties                                                (23,438)         (23,438)
  Professional fees                                                                                 (22,533)         (10,552)
                                                                                               ------------     ------------
                                                                                                 (1,586,698)      (1,509,902)
                                                                                               ------------     ------------
Operating income                                                                                    442,455          533,785

Other income (expenses):
  Interest expense                                                                                 (163,775)        (149,729)
                                                                                               ------------     ------------
Net income                                                                                     $    278,680     $    384,056
                                                                                               ============     ============

                       The accompanying notes are an integral part
                             of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME - Continued

                                        (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1997             1996
                                                                                               ------------     ------------
Net income allocated to General Partner (2%)                                                   $      5,574     $      7,681
                                                                                               ============     ============

Net income allocated to BAC Holders (98%)                                                      $    273,106     $    376,375
                                                                                               ============     ============

Net income per BAC based on 868,662 BACs outstanding                                           $       0.31     $       0.43
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                CRI HOTEL INCOME PARTNERS, L.P.

                      STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                           For the three months ended March 31, 1997

                                          (Unaudited)

                                                                                                Beneficial
                                                                                                 Assignee
                                                                                 General        Certificate
                                                                                 Partner          Holders           Total
                                                                                ---------      ------------     ------------
Balance, December 31, 1996                                                      $(264,641)     $  6,471,532     $  6,206,891

  Distributions paid or accrued of $0.44 per BAC
    (including return of capital of $0.13 per BAC)                                 (7,801)         (382,211)        (390,012)

  Net income                                                                        5,574           273,106          278,680
                                                                                ---------      ------------     ------------
Balance, March 31, 1997                                                         $(266,868)     $  6,362,427     $  6,095,559
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CRI HOTEL INCOME PARTNERS, L.P.

                                  STATEMENTS OF CASH FLOWS

                                        (Unaudited)


                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                              ------------------------------
                                                                                                  1997               1996
                                                                                              ------------      ------------
Cash flows from operating activities:
  Net income                                                                                  $    278,680      $    384,056
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                  235,958           221,149
    Accrued interest on notes payable                                                              163,775           149,729

    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                               (160,142)         (149,596)
      Increase in accounts payable and accrued expenses                                            162,439            13,912
                                                                                              ------------      ------------
         Net cash provided by operating activities                                                 680,710           619,250
                                                                                              ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                              (233,970)          (64,122)
  Net deposits to reserve for replacements                                                         (55,815)         (139,898)
  Net decrease in working capital reserves                                                           6,880                --
                                                                                              ------------      ------------
         Net cash used in investing activities                                                    (282,905)         (204,020)
                                                                                              ------------      ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                           (398,875)         (549,562)
                                                                                              ------------      ------------

Net decrease in cash and cash equivalents                                                           (1,070)         (134,332)

Cash and cash equivalents, beginning of period                                                     504,423           677,454
                                                                                              ------------      ------------
Cash and cash equivalents, end of period                                                      $    503,353      $    543,122
                                                                                              ============      ============










                       The accompanying notes are an integral part
                             of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   NOTES PAYABLE

     In addition to the capital provided by the sale of Beneficial Assignee Certificates (BACs), the Partnership received Zero Coupon Purchase Money Notes (the Notes) financing from Days Inn for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due to BancBoston Mortgage Corporation (BancBoston) upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty.

     As of March 31, 1997 and December 31, 1996, respectively, the Notes, including accrued interest, consist of the following:


                                                March 31,      December 31,
              Note            Maturity Date       1997            1996
     ----------------------   -------------    -----------     -----------
     Minneapolis Days Inn        10/31/97      $ 2,158,561     $ 2,110,713
     Plymouth Days Inn           12/29/97        1,772,118       1,732,836
     Roseville Days Inn           2/28/98        1,833,126       1,792,492
     Clearwater Days Inn          3/31/98        1,624,537       1,588,526
                                               -----------     -----------
                                               $ 7,388,342     $ 7,224,567
                                               ===========     ===========

     The balances of the Notes, including accrued interest, due upon maturity are as follows:

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

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

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes. As of May 9, 1997, the Partnership has neither committed to a plan to sell the hotels or to refinance the Notes, nor is there any assurance that a sale will take place or that refinancing will be obtained. In the event that the Partnership is able to obtain satisfactory terms for the sale of all the hotels as a portfolio, which would result in the dissolution of the Partnership, the Partnership will solicit BAC Holders for majority approval of the sale offer, in accordance with the Partnership Agreement.

3.   WORKING CAPITAL RESERVES

     The working capital reserve of $218,120 and $225,000 as of March 31, 1997 and December 31, 1996, respectively, represents funds held in reserve which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner has approved an increase of the working capital reserve by $577,000 during 1997, in order to address capital improvements needed to increase the marketability of the hotels in connection with a potential sale of the properties, or a refinancing of the Notes, as discussed above. During the three months ended March 31, 1997 and 1996, the Partnership increased the working capital reserve by $199,655 and $0, respectively. The General Partner has approved an additional increase to the working capital reserve of approximately $377,000 during the remainder of 1997. Additionally, during the three months ended March 31, 1997, the working capital reserves were decreased by $206,535 to provide funding to the hotels to perform needed capital improvements, as mentioned above.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1997 and 1996:

                                   1997                  1996
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  382,211  $  0.44    $  486,450   $  0.56
                           ==========  =======    ==========   =======

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

5.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operations of the hotels. Each agreement is for an initial term of twelve to fifteen years, with a five-year renewal option. The agreements call for a base management fee of 3.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also call for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership. No incentive management fees were earned for the first quarters of 1996 or 1997.

          In connection with the potential sales of the properties owned by the Partnership, as discussed below, the Partnership could incur termination fees of approximately $1.6 million with respect to the management agreements with Buckhead, in the event that the hotels are sold and the purchaser of the hotels does not elect to maintain Buckhead as the management company. As the potential sales of the properties, and the terms thereof, are uncertain as of May 9, 1997, these costs have not been reflected in the accompanying financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   COMMITMENTS - Continued

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement was $13,061 and $12,619 for the three months ended March 31, 1997 and 1996, respectively.

6.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $12,080 and $10,193 for the three months ended March 31, 1997 and 1996, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,438, during each of the three months ended March 31, 1997 and 1996.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                         ------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to periodic replacement of fixed assets, which are funded from the replacement reserves, the Partnership has determined that significant capital improvements are needed to enhance the marketability of the hotels in connection with a potential sale of the properties, or a refinancing of the purchase money notes issued in connection with the Partnership's acquisition of the hotels, as discussed below. The General Partner has approved a $577,000 increase in the working capital reserves during 1997, as discussed below, to address the capital improvement needs of the hotels. During the three months ended March 31, 1997, the working capital reserves were decreased by $206,535 to provide funding to the hotels to perform needed capital improvements.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the three months ended March 31, 1997, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1997 principally due to deposits to replacement reserves and capital improvements made by the hotels. With the exception of the maturing Notes, which are discussed further below, the Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund working capital and replacement reserves, and make distributions to BAC Holders and the General Partner. Short-term liabilities of $8,813,214 increased from 1996. This resulted primarily from the reclassification of the remaining portion of purchase money notes which will mature during February and March 1998, an increase in trade payables at all hotels, and an increase in sales tax and property tax payables at three and four hotels, respectively.

Working Capital Reserve
-----------------------

     The working capital reserve of $218,120 and $225,000 as of March 31, 1997 and December 31, 1996, respectively, represents funds held in reserve which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner has approved an increase of the working capital reserve by $577,000 during 1997, in order to address capital improvements needed to increase the marketability of the hotels in connection with a potential sale of the properties, or a refinancing of the purchase money notes, as discussed below. During the three months ended March 31, 1997 and 1996, the Partnership increased the working capital reserve by $199,655 and $0, respectively. The General Partner has approved an additional increase to the working capital reserve of approximately $377,000 during the remainder of 1997. Additionally, during the three months ended March 31, 1997, the working capital reserves were

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

decreased by $206,535 to provide funding to the hotels to perform needed capital improvements, as mentioned above.

Purchase Money Notes
--------------------

     In addition to the capital provided by the sale of Beneficial Assignee Certificates (BACs), the Partnership received Zero Coupon Purchase Money Notes (the Notes) financing from Days Inn for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due to BancBoston Mortgage Corporation (BancBoston) upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty.

     As of March 31, 1997 and December 31, 1996, respectively, the Notes, including accrued interest, consist of the following:


                                                 March 31,       December 31,
              Note             Maturity Date       1997             1996
     ----------------------    -------------    -----------      -----------
     Minneapolis Days Inn         10/31/97      $ 2,158,561      $ 2,110,713
     Plymouth Days Inn            12/29/97        1,772,118        1,732,836
     Roseville Days Inn            2/28/98        1,833,126        1,792,492
     Clearwater Days Inn           3/31/98        1,624,537        1,588,526
                                                -----------      -----------
                                                $ 7,388,342      $ 7,224,567
                                                ===========      ===========

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

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes. As of May 9, 1997, the Partnership has neither committed to a plan to sell the hotels or to refinance the Notes, nor is there any assurance that a sale will take place or that refinancing will be obtained. In the event that the Partnership is able to obtain satisfactory terms for the sale of all the hotels as a portfolio, which would result in the dissolution of the Partnership, the Partnership will solicit BAC Holders for majority approval of the sale offer, in accordance with the Partnership Agreement.

Distributions
-------------

     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1997 and 1996:

                                   1997                  1996
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  382,211  $  0.44    $  486,450   $  0.56
                           ==========  =======    ==========   =======

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

Mini-Tender Offers
------------------

     The Partnership has received several requests from BAC Holders for lists of the names and most current addresses of all BAC Holders. These requests may be the first step by BAC Holders to launch one or more unregistered tender offers to acquire BACs in the Partnership. The Partnership takes no position as to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

recommending or not recommending BAC Holders to make mini-tender offers, nor does it take a position as to recommending or not recommending to BAC Holders to accept any mini-tender offers which may be made.

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $ 105,376 during the three months ended March 31, 1997 from the comparable period in 1996 primarily due to a $84,199 increase in departmental and unallocated expenses. Departmental and unallocated expenses increased primarily due to a $25,375 increase in building lease expense at the Scottsdale hotel, a $21,783 increase in rental and other expenses due to increased volume of pay movie rentals and its related expenses at four hotels, a $19,749 increase in general and administrative expenses primarily due to rate hikes in the general insurance costs related to the resignation of the general manager at the Clearwater hotel and increased help wanted and temporary help newspaper ads due to increased turnover at the Scottsdale hotel, a $14,809 increase in depreciation and amortization expense due to capital improvement expenditures and an $11,981 increase in professional fees due to increased legal costs. Partially offsetting the increase in departmental and unallocated expenses was a $16,372 decrease in room expense due to reduced occupancy at two of the Minneapolis hotels. Also contributing to the decrease in net income was a $17,652 decrease in telephone revenue due higher usage of prepaid and other calling cards and a $14,046 increase in interest expense due to the compounding of interest. Partially offsetting the decrease in net income was a $13,717 increase in food and beverage income due to the hosting of two training seminars for Phoenix College and several corporate meetings at the Scottsdale hotel.

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

     The Partnership's Statements of Income include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three months ended March 31, 1997 and 1996 are as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                            Gross Operating Income
                                          For the three months ended
                                                   March 31,
                                         ----------------------------
Hotel Location                               1997             1996
--------------                           ------------     ------------
Clearwater, FL                           $    431,696     $    390,141
Minneapolis, MN                               303,231          315,164
Plymouth, MN                                  136,927          154,029
Roseville, MN                                 177,881          188,689
Scottsdale, AZ                                979,418          995,664
                                         ------------     ------------
  Total                                  $  2,029,153     $  2,043,687
                                         ============     ============



                                            Operating Income (Loss)
                                          For the three months ended
                                                   March 31,
                                         ----------------------------
Hotel Location                               1997             1996
--------------                           ------------     ------------
Clearwater, FL                           $    241,508     $    209,611
Minneapolis, MN                                94,578          102,787
Plymouth, MN                                  (20,981)          10,735
Roseville, MN                                  18,854           24,388
Scottsdale, AZ                                402,290          443,984
Depreciation and Partnership
  operating expenses                         (293,794)        (257,720)
                                         ------------     ------------
  Total                                  $    442,455     $    533,785
                                         ============     ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                              Average Occupancy
                                          For the three months ended
                                                   March 31,
                                         ----------------------------
Hotel Location                               1997             1996
--------------                           ------------     ------------
Clearwater, FL                                  86%              82%
Minneapolis, MN                                 76%              75%
Plymouth, MN                                    61%              68%
Roseville, MN                                   80%              81%
Scottsdale, AZ                                  95%              94%
                                            -------          ------
  Total (1)                                     81%              81%
                                            ======           ======


(1) The sub-totals and totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three months ended March 31, 1997 increased from the same period in 1996 primarily due to increased room rates. Gross operating income and operating income for the Minneapolis hotel for the three months ended March 31, 1997 decreased from the same period in 1996 primarily due to poor rate management which led to the replacement of the hotel's general manager during March 1997. Gross operating income and operating income for the Plymouth hotel for the three months ended March 31, 1997 decreased from the same period in 1996 primarily due to decreased occupancy. Gross operating income and operating income for the Roseville hotel for the three months ended March 31, 1997 decreased from the same period in 1996 primarily due to decreased occupancy related to major capital improvements made at the hotel during 1997. Gross operating income and operating income for the Scottsdale hotel for the three months ended March 31, 1997 decreased from the same period in 1996 primarily due to increased room demand in the area during 1996 as a result of Super Bowl XXX being hosted by the City of Phoenix.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1997.

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

                              CRI HOTEL INCOME PARTNERS, L.P.


                              By:  CRICO Hotel Associates I, L.P.
                                   General Partner

                              By:  CRI, Inc.
                                   General Partner


May 15, 1997                  By:  /s/ Susan R. Campbell
---------------------              -------------------------------------
Date                               Susan R. Campbell
                                   Senior Vice President



                                   Signing on behalf of the
                                     Registrant and as Acting
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically