Form 10-Q
period 1997-06-30
CRI HOTEL INCOME PARTNERS L P
filed 1997-08-13
CIK 808377

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1997
                         -------------


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

          Class                      Outstanding at June 30, 1997
----------------------------       ---------------------------------
     (Not applicable)                        (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - June 30, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three and six months
             ended June 30, 1997 and 1996   . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the six months ended June 30, 1997   . . . . . .      3

           Statements of Cash Flows - for the six months
             ended June 30, 1997 and 1996   . . . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .     10

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     17

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                CRI HOTEL INCOME PARTNERS, L.P.

                                         BALANCE SHEETS

                                             ASSETS

                                                                                                 June 30,       December 31,
                                                                                                   1997            1996
                                                                                               ------------     ------------
                                                                                                (Unaudited)
Property and equipment - at cost
  Land                                                                                         $  1,574,490     $  1,574,490
  Buildings and site improvements                                                                13,112,968       13,112,968
  Furniture, fixtures and equipment                                                               5,517,459        5,009,400
  Leasehold improvements                                                                          1,382,000        1,382,000
                                                                                               ------------     ------------
                                                                                                 21,586,917       21,078,858
  Less: accumulated depreciation and amortization                                                (8,997,160)      (8,546,840)
                                                                                               ------------     ------------
                                                                                                 12,589,757       12,532,018
Cash and cash equivalents                                                                           527,260          504,423
Working capital reserve                                                                             162,020          225,000
Receivables, reserve for replacements and other assets                                              715,032          596,828
Acquisition fees, principally paid to related parties, net of accumulated amortization
  of $320,931 and $303,930, respectively                                                            699,173          716,174
Property purchase costs, net of accumulated amortization of $56,993 and $53,956, respectively       125,273          128,311
                                                                                               ------------     ------------
      Total assets                                                                             $ 14,818,515     $ 14,702,754
                                                                                               ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                                        $    985,728     $    872,421
  Distributions payable                                                                             390,012          398,875
  Short-term portion of notes payable                                                             7,555,830        3,843,549
                                                                                               ------------     ------------
Total current liabilities                                                                         8,931,570        5,114,845
                                                                                               ------------     ------------
Long term portion of notes payable                                                                       --        3,381,018
                                                                                               ------------     ------------
      Total liabilities                                                                           8,931,570        8,495,863
                                                                                               ------------     ------------
Commitments and contingencies
Partners' capital (deficit):
  General Partner                                                                                  (271,041)        (264,641)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs issued and outstanding           6,157,986        6,471,532
                                                                                               ------------     ------------
      Total partners' capital                                                                     5,886,945        6,206,891
                                                                                               ------------     ------------
      Total liabilities and partners' capital                                                  $ 14,818,515     $ 14,702,754
                                                                                               ============     ============

                          The accompanying notes are an integral part
                                  of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                  CRI HOTEL INCOME PARTNERS, L.P.

                                      STATEMENTS OF INCOME

                                           (Unaudited)

                                                                 For the three months ended        For the six months ended
                                                                          June 30,                          June 30,
                                                                ----------------------------     ----------------------------
                                                                    1997            1996             1997            1996
                                                                ------------    ------------     ------------    ------------
Revenue:
  Rooms                                                         $  2,307,550    $  2,303,013     $  4,883,045    $  4,887,891
  Telephone                                                           73,771          87,283          148,754         179,918
  Rental and other                                                   106,898          87,208          204,074         178,197
  Food and beverage                                                   31,737          32,162           56,840          43,548
                                                                ------------    ------------     ------------    ------------
                                                                   2,519,956       2,509,666        5,292,713       5,289,554
                                                                ------------    ------------     ------------    ------------
Departmental expenses:
  Rooms                                                             (687,569)       (713,213)      (1,342,703)     (1,384,719)
  Telephone                                                          (27,944)        (25,593)         (52,457)        (56,551)
  Rental and other                                                   (35,353)        (20,858)         (78,880)        (42,602)
  Food and beverage                                                  (23,425)        (24,820)         (43,855)        (36,813)
                                                                ------------    ------------     ------------    ------------
                                                                    (774,291)       (784,484)      (1,517,895)     (1,520,685)
                                                                ------------    ------------     ------------    ------------
Gross operating income                                             1,745,665       1,725,182        3,774,818       3,768,869
                                                                ------------    ------------     ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                           19,718          18,332           37,168          38,576
  General and administrative                                        (267,843)       (235,904)        (580,631)       (528,943)
  Building lease expense                                            (161,182)       (153,555)        (437,652)       (404,650)
  Marketing                                                         (226,872)       (247,955)        (447,406)       (473,332)
  Depreciation and amortization                                     (242,310)       (222,371)        (478,268)       (443,520)
  Energy                                                            (124,689)       (120,639)        (264,225)       (260,470)
  Property taxes                                                    (136,091)       (128,010)        (272,308)       (266,124)
  Property operations and maintenance                               (141,450)       (148,841)        (281,115)       (279,223)
  Management fees                                                    (89,169)        (87,747)        (186,178)       (184,916)
  Base asset management fee, paid to related parties                 (23,437)        (23,438)         (46,875)        (46,876)
  Professional fees                                                   (3,454)         (9,051)         (25,987)        (19,603)
                                                                ------------    ------------     ------------    ------------
                                                                  (1,396,779)     (1,359,179)      (2,983,477)     (2,869,081)
                                                                ------------    ------------     ------------    ------------
Operating income                                                     348,886         366,003          791,341         899,788

Other income (expenses):
  Interest expense                                                  (167,488)       (153,124)        (331,263)       (302,853)
                                                                ------------    ------------     ------------    ------------
Net income                                                      $    181,398    $    212,879     $    460,078    $    596,935
                                                                ============    ============     ============    ============

                       The accompanying notes are an integral part
                              of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CRI HOTEL INCOME PARTNERS, L.P.

                             STATEMENTS OF INCOME - Continued

                                        (Unaudited)

                                                                 For the three months ended        For the six months ended
                                                                          June 30,                          June 30,
                                                                ----------------------------     ----------------------------
                                                                    1997            1996             1997            1996
                                                                ------------    ------------     ------------    ------------
Net income allocated to General Partner (2%)                    $      3,628    $      4,258     $      9,202    $     11,939
                                                                ============    ============     ============    ============

Net income allocated to BAC Holders (98%)                       $    177,770    $    208,621     $    450,876    $    584,996
                                                                ============    ============     ============    ============

Net income per BAC based on 868,662 BACs outstanding            $       0.21    $       0.24     $       0.52    $       0.67
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CRI HOTEL INCOME PARTNERS, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                           For the six months ended June 30, 1997

                                       (Unaudited)

                                                                                      Beneficial
                                                                                       Assignee
                                                                     General          Certificate
                                                                     Partner            Holders             Total
                                                                    ---------        ------------       ------------
Balance, December 31, 1996                                          $(264,641)       $  6,471,532       $  6,206,891

  Distributions paid or accrued of $0.88 per BAC
    (including return of capital of $0.36 per BAC)                    (15,602)           (764,422)          (780,024)

  Net income                                                            9,202             450,876            460,078
                                                                    ---------        ------------       ------------
Balance, June 30, 1997                                              $(271,041)       $  6,157,986       $  5,886,945
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                                CRI HOTEL INCOME PARTNERS, L.P.

                                    STATEMENTS OF CASH FLOWS

                                         (Unaudited)


                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                          ------------------------------
                                                                                              1997               1996
                                                                                          ------------      ------------
Cash flows from operating activities:
  Net income                                                                              $    460,078      $    596,935
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              478,268           443,520
    Accrued interest on notes payable                                                          331,263           302,853

    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                           (113,862)         (129,118)
      Increase in accounts payable and accrued expenses                                        113,307            29,817
                                                                                          ------------      ------------
         Net cash provided by operating activities                                           1,269,054         1,244,007
                                                                                          ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                          (508,059)         (168,392)
  Net withdrawals from reserve for replacements                                                (12,251)         (117,997)
  Net decrease in working capital reserves                                                      62,980                --
                                                                                          ------------      ------------
         Net cash used in investing activities                                                (457,330)         (286,389)
                                                                                          ------------      ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                       (788,887)       (1,044,731)
                                                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents                                            22,837           (87,113)

Cash and cash equivalents, beginning of period                                                 504,423           677,454
                                                                                          ------------      ------------
Cash and cash equivalents, end of period                                                  $    527,260      $    590,341
                                                                                          ============      ============










                       The accompanying notes are an integral part
                              of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of June 30, 1997 and December 31, 1996, and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

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

2.   NOTES PAYABLE

     In addition to the capital provided by the sale of Beneficial Assignee Certificates (BACs), the Partnership received Zero Coupon Purchase Money Notes (the Notes) financing from Days Inn for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty. The Notes were originally issued by BancBoston Mortgage Corporation (BancBoston). During the second quarter 1997, BancBoston sold the Notes to Credit Suisse First Boston Mortgage Capital, LLC (First Boston).

     As of June 30, 1997 and December 31, 1996, respectively, the Notes, including accrued interest, consist of the following:

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued


                                                         June 30,       December 31,
              Note                 Maturity Date           1997            1996
     ----------------------        -------------       -----------      -----------
     Minneapolis Days Inn             10/31/97         $ 2,207,494      $ 2,110,713
     Plymouth Days Inn                12/29/97           1,812,290        1,732,836
     Roseville Days Inn                2/28/98           1,874,683        1,792,492
     Clearwater Days Inn               3/31/98           1,661,363        1,588,526
                                                       -----------      -----------
                                                       $ 7,555,830      $ 7,224,567
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

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes. As of August 8, 1997, the Partnership is focusing on a plan to refinance the Notes, primarily as excess refinancing proceeds may provide the funds necessary to make additional needed capital improvements to the hotels. A refinancing should not preclude the future sale of the hotels, either individually or as a portfolio. Currently, the General Partner is negotiating with First Boston as well as several other potential lenders to obtain refinancing. Additionally, the General Partner is negotiating with First Boston to extend the current due dates of the Notes until a refinancing is obtained. The General Partner anticipates that refinancing of the Notes will be

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

obtained by December 31, 1997. There is no assurance that a refinancing loan will be obtained nor is there any assurance that an extension of the existing maturity dates with the current holder of the Notes will be achieved. In addition, if a sale of all the hotels as a portfolio is alternatively pursued, the portfolio sale would result in the dissolution of the Partnership. The Partnership will solicit BAC Holders for majority approval of any sale offer, in accordance with the Partnership Agreement, if the sale of the portfolio is pursued.

3.   WORKING CAPITAL RESERVES

     The working capital reserve of $162,020 and $225,000 as of June 30, 1997 and December 31, 1996, respectively, represents funds held in reserve which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner has approved an increase of the working capital reserve by $577,000 during 1997, in order to address capital improvements needed to increase the marketability of the hotels in connection with a potential refinancing of the Notes, or a potential sale of the properties, as discussed above. During the six months ended June 30, 1997 and 1996, the Partnership increased the working capital reserve by $298,604 and $0, respectively. The General Partner has approved an additional increase to the working capital reserve of approximately $278,396 during the remainder of 1997, however, there is no assurance that such an increase will be made. Additionally, during the six months ended June 30, 1997, the working capital reserves were decreased by $361,584 to provide funding to the hotels to perform needed capital improvements, as mentioned above.

4.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first and second quarters of 1997 and 1996:

                                   1997                  1996
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  382,211  $  0.44    $  486,450   $  0.56
     June 30                  382,211     0.44       486,450      0.56
                           ----------  -------    ----------   -------
                           $  764,422  $  0.88    $  972,900   $  1.12
                           ==========  =======    ==========   =======

     As a result of the increase in working capital reserves during 1997, as discussed above, the General Partner anticipates a decrease in the 1997 distribution levels. The General Partner expects the distribution for the three quarters ending September 30, 1997 to approximate $1.32 per BAC. Due to the potential refinancing of the Notes, as discussed above, the General Partner

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   DISTRIBUTIONS TO BAC HOLDERS - Continued

expects that distributions may be reduced substantially in the fourth quarter of 1997 and continuing into 1998. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

5.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operations of the hotels. Each agreement is for an initial term of twelve to fifteen years, with a five-year renewal option. The agreements call for a base management fee of 3.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also call for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership. No incentive management fees were earned for the first and second quarters of 1996 or 1997.

          In connection with the potential sales of the properties owned by the Partnership, as discussed below, the Partnership could incur termination fees of approximately $1.6 million with respect to the management agreements with Buckhead, in the event that the hotels are sold and the purchaser of the hotels does not elect to maintain Buckhead as the management company. As the potential sales of the properties, and the terms thereof, are uncertain as of August 8, 1997, these costs have not been reflected in the accompanying financial statements.

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a restaurant (Baker's Square). Gross rental income pursuant to the lease agreement was $13,061 and $26,122 for the three and six months ended June 30, 1997, respectively, and $12,619 and $25,238 for the three and six months ended June 30, 1996, respectively.

6.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $17,680 and $29,760 for the three and six months ended June 30, 1997, respectively, and $11,900 and $22,093 for the three and six months ended June 30, 1996, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   RELATED-PARTY TRANSACTIONS - Continued

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,437 and $46,875 for the three and six months ended June 30, 1997, respectively, and $23,438 and $46,876 for the three and six months ended June 30, 1996, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                         ------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to periodic replacement of fixed assets, which are funded from the replacement reserves, the Partnership has determined that significant capital improvements are needed to enhance the marketability of the hotels in connection with a potential refinancing of the purchase money notes issued by the Partnership, or a potential sale of the properties, as discussed below. The General Partner has approved a $577,000 increase in the working capital reserves during 1997, as discussed below, to address the capital improvement needs of the hotels. During the six months ended June 30, 1997, the working capital reserves were decreased by $361,584 to provide funding to the hotels to perform needed capital improvements.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the six months ended June 30, 1997, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. With the exception of the maturing purchase money notes, which are discussed further below, the Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund working capital and replacement reserves, and make distributions to BAC Holders and the General Partner. However, distributions are expected to be significantly reduced beginning with the fourth quarter 1997 and continuing into 1998 as a result of a potential refinancing of the purchase money notes issued by the Partnership, as discussed further below. Short-term liabilities of $8,931,570 increased from 1996. This resulted primarily from the reclassification of the remaining portion of purchase money notes which will mature during February and March 1998, an increase in trade payables at three hotels, and an increase in other liabilities at four hotels.

Working Capital Reserve
-----------------------

     The working capital reserve of $162,020 and $225,000 as of June 30, 1997 and December 31, 1996, respectively, represents funds held in reserve which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner has approved an increase of the working capital reserve by $577,000 during 1997, in order to address capital improvements needed to increase the marketability of the hotels in connection with a potential refinancing of the Notes, or a potential sale of the properties, as discussed above. During the six months ended June 30, 1997 and 1996, the Partnership increased the working capital reserve by $298,604 and $0, respectively. The General Partner has approved an additional increase to the working capital reserve of approximately $278,396 during the remainder of 1997, however, there is no assurance that such an increase will be made. Additionally, during the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

six months ended June 30, 1997, the working capital reserves were decreased by $361,584 to provide funding to the hotels to perform needed capital improvements, as mentioned above.

Purchase Money Notes
--------------------

     In addition to the capital provided by the sale of Beneficial Assignee Certificates (BACs), the Partnership received Zero Coupon Purchase Money Notes (the Notes) financing from Days Inn for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty. The Notes were originally issued by BancBoston Mortgage Corporation (BancBoston). During the second quarter 1997, BancBoston sold the Notes to Credit Suisse First Boston Mortgage Capital, LLC (First Boston).

     As of June 30, 1997 and December 31, 1996, respectively, the Notes, including accrued interest, consist of the following:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                         June 30,          December 31,
              Note                 Maturity Date           1997               1996
     ----------------------        -------------       -----------         -----------
     Minneapolis Days Inn             10/31/97         $ 2,207,494         $ 2,110,713
     Plymouth Days Inn                12/29/97           1,812,290           1,732,836
     Roseville Days Inn                2/28/98           1,874,683           1,792,492
     Clearwater Days Inn               3/31/98           1,661,363           1,588,526
                                                       -----------         -----------
                                                       $ 7,555,830         $ 7,224,567
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

     The General Partner is currently reviewing several options available to the Partnership to address the upcoming maturity of the Notes and the capital improvement needs of the properties. One option may be to sell the hotels outright (or in the case of Scottsdale, sell the leasehold interest), either as individual assets or in a sale pool together. Another option may be to refinance the Notes. As of August 8, 1997, the Partnership is focusing on a plan to refinance the Notes, primarily as excess refinancing proceeds may provide the funds necessary to make additional needed capital improvements to the hotels. A refinancing should not preclude the future sale of the hotels, either individually or as a portfolio. Currently, the General Partner is negotiating with First Boston as well as several other potential lenders to obtain refinancing. Additionally, the General Partner is negotiating with First Boston to extend the current due dates of the Notes until a refinancing is obtained. The General Partner anticipates that refinancing of the Notes will be obtained by December 31, 1997. There is no assurance that a refinancing loan

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

will be obtained nor is there any assurance that an extension of the existing maturity dates with the current holder of the Notes will be achieved. In addition, if a sale of all the hotels as a portfolio is alternatively pursued, the portfolio sale would result in the dissolution of the Partnership. The Partnership will solicit BAC Holders for majority approval of any sale offer, in accordance with the Partnership Agreement, if the sale of the portfolio is pursued.

Distributions
-------------

     The following distributions were paid or accrued to BAC Holders of record during the first and second quarters of 1997 and 1996:


                                     1997                       1996
                               Distributions to            Distributions to
                                  BAC Holders                BAC Holders
                             --------------------        --------------------
     Quarter Ended             Total       Per BAC          Total     Per BAC
     -------------           ----------    -------       ----------   -------
     March 31                $  382,211    $  0.44       $  486,450   $  0.56
     June 30                    382,211       0.44          486,450      0.56
                             ----------    -------       ----------   -------
                             $  764,422    $  0.88       $  972,900   $  1.12
                             ==========    =======       ==========   =======


     As a result of the increase in working capital reserves during 1997, as discussed above, the General Partner anticipates a decrease in the 1997 distribution levels. The General Partner expects the distribution for the three quarters ending September 30, 1997 to approximate $1.32 per BAC. Due to the potential refinancing of the Notes, as discussed above, the General Partner expects that distributions may be reduced substantially in the fourth quarter of 1997 and continuing into 1998. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

Mini-Tender Offers
------------------

     The Partnership has received several requests from BAC Holders for lists of the names and most current addresses of all BAC Holders. These requests may be the first step by such BAC Holders to launch one or more unregistered tender offers to acquire BACs in the Partnership. These unregistered tender offers may or may not reflect the value of the BACs of the Partnership per secondary markets, but are generally made at steep discounts. The Partnership takes no position as to recommending that BAC Holders accept any mini-tender offers which may be made.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $31,481 during the three months ended June 30, 1997 from the comparable period in 1996 primarily due to a $37,600 increase in unallocated operating expenses. Unallocated operating expenses increased primarily due to a $31,939 increase in general and administrative expenses due to liability insurance premium increases at the hotels and increased payroll costs at the Partnership level, and a $19,939 increase depreciation and amortization expense due to capital improvement expenditures, partially offset by a $21,083 decrease in marketing expenses due to decreased payroll costs related to the vacancy of the sales director position at the University hotel, which was filled during May 1997. Contributing to the decrease in the Partnership's net income was a $14,495 increase in rental and other expense due to increased Lodgenet movie usage and a $13,512 decrease in telephone revenue due to reduced occupancy and telephone usage. Partially offsetting the decrease in the Partnership's net income was a $25,644 decrease in rooms expense due to effective control efforts implemented by the new Minnesota general managers and a $19,690 increase in rental and other income due to more movie rental income and in-room safe revenue collected.

     The Partnership's net income decreased $136,857 during the six months ended June 30, 1997 primarily due to a $114,396 increase in unallocated operating expenses. Unallocated operating expenses increased primarily due to a $51,688 increase in general and administrative expenses and a $34,748 increase in depreciation and amortization expense as discussed above, and a $33,002 increase in building lease expense at the Scottsdale hotel. The increase in unallocated departmental expenses was partially offset by a $25,926 decrease in marketing expense as discussed above. Contributing to the decrease in the Partnership's net income was a $36,278 increase in rental and other expense and a $31,164 decrease in telephone revenue, as discussed above. Partially offsetting the decrease in the Partnership's net income was a $42,016 decrease in room expense and a $25,877 increase in rental and other income as discussed above.


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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's Statements of Income include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and six months ended June 30, 1997 and 1996 are as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                               Gross Operating Income                Gross Operating Income
                                             For the three months ended             For the six months ended
                                                      June 30,                               June 30,
                                            ----------------------------          ----------------------------
Hotel Location                                  1997            1996                  1997            1996
--------------                              ------------    ------------          ------------    ------------
Clearwater, FL                              $    269,847    $    276,782          $    701,543    $    666,923
Minneapolis, MN                                  411,187         414,722               714,418         729,886
Plymouth, MN                                     203,439         213,895               340,366         367,924
Roseville, MN                                    274,948         242,750               452,829         431,439
Scottsdale, AZ                                   586,244         577,033             1,565,662       1,572,697
                                            ------------    ------------          ------------    ------------
  Total                                     $  1,745,665    $  1,725,182          $  3,774,818    $  3,768,869
                                            ============    ============          ============    ============



                                               Operating Income (Loss)               Operating Income (Loss)
                                             For the three months ended             For the six months ended
                                                      June 30,                               June 30,
                                            ----------------------------          ----------------------------
Hotel Location                                  1997            1996                  1997            1996
--------------                              ------------    ------------          ------------    ------------
Clearwater, FL                              $    105,747    $    113,337          $    347,255    $    322,948
Minneapolis, MN                                  218,955         212,221               313,533         315,008
Plymouth, MN                                      60,170          63,287                39,189          74,022
Roseville, MN                                    118,226         100,831               137,080         125,219
Scottsdale, AZ                                   130,620         133,847               532,910         577,831
Depreciation and Partnership operating
  expenses                                      (284,832)       (257,520)             (578,626)       (515,240)
                                            ------------    ------------          ------------    ------------
  Total                                     $    348,886    $    366,003          $    791,341    $    899,788
                                            ============    ============          ============    ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                 Average Occupancy                      Average Occupancy
                                             For the three months ended             For the six months ended
                                                      June 30,                               June 30,
                                            ----------------------------          ----------------------------
Hotel Location                                  1997            1996                  1997            1996
--------------                              ------------    ------------          ------------    ------------
Clearwater, FL                                     65%             75%                   76%             79%
Minneapolis, MN                                    90%             91%                   83%             83%
Plymouth, MN                                       77%             86%                   69%             77%
Roseville, MN                                      98%             94%                   89%             87%
Scottsdale, AZ                                     91%             96%                   95%             95%
                                               ------          ------                ------          ------
    Total (2)                                      85%             89%                   83%             85%
                                               ======          ======                ======          ======


(1) The totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three months ended June 30, 1997 decreased from the same period in 1996 primarily due to an unexpected drop in occupancy. Gross operating income and operating income for the Clearwater hotel for the six months ended June 30, 1997 increased from the same period in 1996 primarily due to strong results resulting from increased occupancy and room rates during the first quarter 1997 which offset decreased occupancy during the second quarter 1997. Gross operating income for the Minneapolis hotel for the three and six months ended June 30, 1997 decreased from the same period in 1996 primarily due to decreased room rates in order to maintain occupancy. Operating income for the Minneapolis hotel for the three months ended June 30, 1997 increased from the same period in 1996 primarily due to decreased payroll costs related to the replacement of the sales director position during May 1997. Operating income for the Minneapolis hotel for the six months ended June 30, 1997 remained fairly consistent with the same period in 1996. Gross operating income and operating income for the Plymouth hotel for the three and six months ended June 30, 1997 decreased from the same period in 1996 primarily due to the loss of insurance contract rooms and decreased occupancy during renovation work at the hotel. Gross operating income and operating income for the Roseville hotel for the three and six months ended June 30, 1997 increased from the same period in 1996 primarily due to a new trucking contract and higher room rates. Gross operating income for the Scottsdale hotel for the three months ended June 30, 1997 increased from the same period in 1996 primarily due to higher room rates. Gross operating income for the Scottsdale hotel for the six months ended June 30, 1997 decreased from the same period in 1996 primarily due to increased room demand in the area during 1996 as a result of Super Bowl XXX being hosted in the City of Phoenix. Operating income for the Scottsdale hotel for the three and six months ended June 30, 1997 decreased from the same period in 1996 primarily due to Super Bowl XXX during 1996 and higher building lease costs in 1997.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997.

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

                              CRI HOTEL INCOME PARTNERS, L.P.

                              By:  CRICO Hotel Associates I, L.P.
                                   General Partner

                              By:  CRI, Inc.
                                   General Partner


August 13, 1997               By:  /s/ Susan R. Campbell
---------------------              -------------------------------------
Date                               Susan R. Campbell
                                   Executive Vice President and
                                     Chief Operating Officer



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