Form 10-Q
period 1997-09-30
CRI HOTEL INCOME PARTNERS L P
filed 1997-11-13
CIK 808377

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1997
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

          Class                    Outstanding at September 30, 1997
----------------------------       ---------------------------------
     (Not applicable)                        (Not applicable)

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - September 30, 1997
             and December 31, 1996  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three and nine months
             ended September 30, 1997 and 1996  . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the nine months ended September 30, 1997   . . .      3

           Statements of Cash Flows - for the nine months
             ended September 30, 1997 and 1996  . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     15

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS
                                     ASSETS

                                                                                               September 30,    December 31,
                                                                                                   1997            1996
                                                                                               ------------     ------------
                                                                                                (Unaudited)
Property and equipment - at cost
  Land                                                                                         $  1,574,490     $  1,574,490
  Buildings and site improvements                                                                13,112,968       13,112,968
  Furniture, fixtures and equipment                                                               5,598,068        5,009,400
  Leasehold improvements                                                                          1,382,000        1,382,000
                                                                                               ------------     ------------
                                                                                                 21,667,526       21,078,858
  Less: accumulated depreciation and amortization                                                (9,229,928)      (8,546,840)
                                                                                               ------------     ------------
                                                                                                 12,437,598       12,532,018
Cash and cash equivalents                                                                           589,532          504,423
Working capital reserve                                                                             172,424          225,000
Receivables, reserve for replacements and other assets                                              780,742          596,828
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $329,432 and $303,930, respectively                            690,672          716,174
Property purchase costs, net of accumulated amortization
  of $58,513 and $53,956, respectively                                                              123,754          128,311
                                                                                               ------------     ------------
      Total assets                                                                             $ 14,794,722     $ 14,702,754
                                                                                               ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                                                        $  1,040,630     $    872,421
  Distributions payable                                                                             390,012          398,875
  Short-term portion of notes payable                                                             7,727,114        3,843,549
                                                                                               ------------     ------------
Total current liabilities                                                                         9,157,756        5,114,845
                                                                                               ------------     ------------
Long term portion of notes payable                                                                       --        3,381,018
                                                                                               ------------     ------------
      Total liabilities                                                                           9,157,756        8,495,863
                                                                                               ------------     ------------
Commitments and contingencies
Partners' capital (deficit):
  General Partner                                                                                  (276,042)        (264,641)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs issued and outstanding           5,913,008        6,471,532
                                                                                               ------------     ------------
      Total partners' capital                                                                     5,636,966        6,206,891
                                                                                               ------------     ------------
      Total liabilities and partners' capital                                                  $ 14,794,722     $ 14,702,754
                                                                                               ============     ============

                      The accompanying notes are an integral part
                             of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                             CRI HOTEL INCOME PARTNERS, L.P.

                                  STATEMENTS OF INCOME

                                      (Unaudited)

                                                               For the three months ended          For the nine months ended
                                                                      September 30,                       September 30,
                                                              ----------------------------       ----------------------------
                                                                  1997            1996               1997            1996
                                                              ------------    ------------       ------------    ------------
Revenue:
  Rooms                                                       $  2,293,727    $  2,267,857       $  7,176,772    $  7,155,748
  Telephone                                                         70,262          83,134            219,016         263,052
  Rental and other                                                  91,349          93,882            295,423         272,079
  Food and beverage                                                 27,870          21,666             84,710          65,214
                                                              ------------    ------------       ------------    ------------
                                                                 2,483,208       2,466,539          7,775,921       7,756,093
                                                              ------------    ------------       ------------    ------------
Departmental expenses:
  Rooms                                                           (708,722)       (717,028)        (2,051,425)     (2,101,747)
  Telephone                                                        (25,562)        (25,634)           (78,019)        (82,185)
  Rental and other                                                 (37,667)        (22,505)          (116,547)        (65,107)
  Food and beverage                                                (22,161)        (18,405)           (66,016)        (55,218)
                                                              ------------    ------------       ------------    ------------
                                                                  (794,112)       (783,572)        (2,312,007)     (2,304,257)
                                                              ------------    ------------       ------------    ------------
Gross operating income                                           1,689,096       1,682,967          5,463,914       5,451,836
                                                              ------------    ------------       ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                         18,561          21,150             55,729          59,726
  General and administrative                                      (252,511)       (249,891)          (833,142)       (778,834)
  Building lease expense                                          (126,132)       (124,385)          (563,784)       (529,035)
  Marketing                                                       (230,517)       (227,265)          (677,923)       (700,597)
  Depreciation and amortization                                   (246,743)       (226,550)          (725,011)       (670,070)
  Energy                                                          (143,265)       (153,356)          (407,490)       (413,826)
  Property taxes                                                  (136,358)       (128,010)          (408,666)       (394,134)
  Property operations and maintenance                             (141,556)       (133,441)          (422,671)       (412,664)
  Management fees                                                  (85,889)        (86,244)          (272,067)       (271,160)
  Base asset management fee, paid to related
    parties                                                        (23,437)        (23,436)           (70,312)        (70,312)
  Professional fees                                                 (9,932)        (12,405)           (35,919)        (32,008)
                                                              ------------    ------------       ------------    ------------
                                                                (1,377,779)     (1,343,833)        (4,361,256)     (4,212,914)
                                                              ------------    ------------       ------------    ------------
Operating income                                                   311,317         339,134          1,102,658       1,238,922

Other expenses:
  Interest expense                                                (171,284)       (156,595)          (502,547)       (459,448)
                                                              ------------    ------------       ------------    ------------
Net income                                                    $    140,033    $    182,539       $    600,111    $    779,474
                                                              ============    ============       ============    ============

                    The accompanying notes are an integral part
                           of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                           STATEMENTS OF INCOME - Continued

                                     (Unaudited)

                                                               For the three months ended          For the nine months ended
                                                                      September 30,                       September 30,
                                                              ----------------------------       ----------------------------
                                                                  1997            1996               1997            1996
                                                              ------------    ------------       ------------    ------------
Net income allocated to General Partner (2%)                  $      2,801    $      3,650       $     12,002    $     15,589
                                                              ============    ============       ============    ============

Net income allocated to BAC Holders (98%)                     $    137,232    $    178,889       $    588,109    $    763,885
                                                              ============    ============       ============    ============

Net income per BAC based on 868,662 BACs outstanding          $       0.16    $       0.21       $       0.68    $       0.88
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CRI HOTEL INCOME PARTNERS, L.P.

                      STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                        For the nine months ended September 30, 1997

                                        (Unaudited)

                                                                                           Beneficial
                                                                                            Assignee
                                                                            General        Certificate
                                                                            Partner          Holders            Total
                                                                           ---------      ------------      ------------
Balance, December 31, 1996                                                 $(264,641)     $  6,471,532      $  6,206,891

  Distributions paid or accrued of $1.32 per BAC
    (including return of capital of $0.64 per BAC)                           (23,403)       (1,146,633)       (1,170,036)

  Net income                                                                  12,002           588,109           600,111
                                                                           ---------      ------------      ------------
Balance, September 30, 1997                                                $(276,042)     $  5,913,008      $  5,636,966
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                                                                                 For the nine months ended
                                                                                                        September 30,
                                                                                               ------------------------------
                                                                                                   1997               1996
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                                                   $    600,111      $    779,474
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                                                   725,011           670,070
    Accrued interest on notes payable                                                               502,547           459,448
    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                                (188,974)           (6,808)
      Increase (decrease) in accounts payable and accrued expenses                                  168,209           (38,693)
                                                                                               ------------      ------------
         Net cash provided by operating activities                                                1,806,904         1,863,491
                                                                                               ------------      ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                               (588,668)         (398,385)
  Net (deposits to) withdrawals from reserve for replacements                                        (6,804)           26,065
  Net withdrawals from working capital reserves                                                      52,576                --
                                                                                               ------------      ------------
         Net cash used in investing activities                                                     (542,896)         (372,320)
                                                                                               ------------      ------------
Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                          (1,178,899)       (1,541,111)
                                                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents                                                 85,109           (49,940)

Cash and cash equivalents, beginning of period                                                      504,423           677,454
                                                                                               ------------      ------------
Cash and cash equivalents, end of period                                                       $    589,532      $    627,514
                                                                                               ============      ============











                     The accompanying notes are an integral part
                            of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.P. (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

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

2.   NOTES PAYABLE

     In addition to the capital provided by the sale of Beneficial Assignee Certificates (BACs), the Partnership received Zero Coupon Purchase Money Note (the Notes) financing from Days Inn for the acquisition of the hotels. The Notes are nonrecourse notes collateralized by the various properties. Each note provides for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, which will equal 47.4% of the original purchase price of the hotel, is due upon maturity of each Note. The Notes may be prepaid at the initial note balance plus accrued interest at any time without premium or penalty. The Notes were originally issued by BancBoston Mortgage Corporation (BancBoston). During the second quarter 1997, BancBoston sold the Notes to Credit Suisse First Boston Mortgage Capital, LLC (First Boston).

     As of September 30, 1997 and December 31, 1996, respectively, the Notes, including accrued interest, consisted of the following:

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued


                                                       September 30,       December 31,
              Note                 Maturity Date           1997               1996
     ----------------------        -------------       ------------        -----------
     Minneapolis Days Inn             10/31/97         $  2,257,536        $ 2,110,713
     Plymouth Days Inn                12/29/97            1,853,374          1,732,836
     Roseville Days Inn                2/28/98            1,917,178          1,792,492
     Clearwater Days Inn               3/31/98            1,699,026          1,588,526
                                                       ------------        -----------
                                                       $  7,727,114        $ 7,224,567
                                                       ============        ===========

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
     Scottsdale Days Inn          (A)               (A)
                                               -----------
                                               $ 7,908,828
                                               ===========

(A) The Scottsdale Days Inn is held as a leasehold interest. The maturity of the lease was originally set for January 31, 1994. This lease term was initially extended an additional five years, thereby expiring January 31, 1999. During 1996, this lease was extended for an additional five years, thereby expiring January 31, 2004.

     The General Partner is proceeding with refinancing the four Notes (which mature between October 31, 1997 and March 31, 1998). On November 3, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Note secured by the Minneapolis Days Inn which matured October 31, 1997. The new Note, which is nonrecourse, is payable on demand and its interest rate floats at one-month LIBOR plus 165 basis points (LIBOR plus 1.65%, currently 7.34%). The General Partner anticipates completing the refinancing of the remaining three Notes with Citicorp by the close of the year, at which time the Note secured by the Minneapolis Days Inn will be modified to reflect a fixed term and interest rate. If such refinancing is not concluded with Citicorp, Citicorp could demand payment of the Note secured by the Minneapolis Days Inn and foreclose on the hotel if not paid. The combined refinancing proceeds should be approximately $8.9 million. Such proceeds in excess of the amount needed to pay off the former financing (approximately $7.9 million) will be used to pay the costs of

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

refinancing and to fund needed capital improvements at the hotels. Subject to prepayment terms which may or may not be included in the combined refinancing, such refinancing should not preclude the future sale of the hotels, either individually or as a portfolio; however, there is no assurance that the refinancing, on the terms described above or on other terms, will be successfully concluded.

3.   WORKING CAPITAL RESERVES

     The working capital reserve of $172,424 and $225,000 as of September 30, 1997 and December 31, 1996, respectively, represents funds held in reserve which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate. During the nine months ended September 30, 1997, the General Partner approved a $309,008 increase to the working capital reserve in order to address needed capital improvements at the hotels. Additionally, during the nine months ended September 30, 1997, the Partnership funded $361,584 from the working capital reserve to the hotels to pay for such capital improvements.

4.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first three quarters of 1997 and 1996:

                                   1997                  1996
                             Distributions to       Distributions to
                                BAC Holders           BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  382,211  $  0.44    $  486,450   $  0.56
     June 30                  382,211     0.44       486,450      0.56
     September 30             382,211     0.44       416,957      0.48
                           ----------  -------    ----------   -------
                           $1,146,633  $  1.32    $1,389,857   $  1.60
                           ==========  =======    ==========   =======

     As a result of the increase in working capital reserves during 1997, as discussed above, the distribution levels for the first three quarters of 1997 have decreased from 1996. Due to the anticipated refinancing of the Notes, as discussed above, the General Partner expects that distributions may be further reduced in the fourth quarter of 1997 and continuing into 1998. The General Partner expects the distribution for the four quarters ending December 31, 1997 to approximate $1.54 per BAC, versus $2.05 for the four quarters ended December 31, 1996. Distributions are also dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operations of the hotels. Each agreement is for an initial term of twelve to fifteen years, with a five-year renewal option. The agreements call for a base management fee of 3.5% of gross revenue from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also call for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for the hotels owned by the Partnership. No incentive management fees were earned for the first three quarters of 1996 or 1997.

     b.   Ground lease agreement
          ----------------------

          The Partnership entered into a lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, for a portion of the Minneapolis Days Inn property to operate a Baker's Square restaurant. Gross rental income pursuant to the lease agreement was $13,060 and $39,182 for the three and nine months ended September 30, 1997, respectively, and $12,619 and $37,858 for the three and nine months ended September 30, 1996, respectively.

6.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $8,607 and $38,367 for the three and nine months ended September 30, 1997, respectively, and $11,695 and $33,788 for the three and nine months ended September 30, 1996, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,437 and $70,312 for the three and nine months ended September 30, 1997, respectively, and $23,436 and $70,312 for the three and nine months ended September 30, 1996, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                          Financial Condition/Liquidity
                         ------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to periodic replacement of fixed assets, which are funded from the replacement reserves, the Partnership has determined that significant capital improvements are needed to enhance the marketability of the hotels. During the nine months ended September 30, 1997, the Partnership funded $361,584 from the working capital reserve to the hotels to address such capital improvements. The Partnership anticipates using funds generated by a refinancing of the partnership's debt to fund further capital improvements needed at the hotels, as discussed below.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the nine months ended September 30, 1997, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. With the exception of the maturing purchase money notes, which are discussed further below, the Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, fund working capital and replacement reserves, and make distributions to BAC Holders and the General Partner. However, distributions are expected to be significantly reduced beginning with the fourth quarter 1997 and continuing into 1998, as a result of the anticipated refinancing of the purchase money notes issued by the Partnership, as discussed further below. Short-term liabilities of $9,157,756 increased by $4,042,911 from 1996. This resulted primarily from the reclassification of the remaining portion of purchase money notes which will mature during February and March 1998, an increase in accrued property tax at four hotels and an increase in building lease payable at the Scottsdale hotel.

Working Capital Reserve
-----------------------

     The working capital reserve of $172,424 and $225,000 as of September 30, 1997 and December 31, 1996, respectively, represents funds held in reserve which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate. During the nine months ended September 30, 1997, the General Partner approved a $309,008 increase to the working capital reserve in order to address needed capital improvements at the hotels. Additionally, during the nine months ended September 30, 1997, the Partnership funded $361,584 from the working capital reserve to the hotels to pay for such capital improvements.

Purchase Money Notes
--------------------

     In addition to the capital provided by the sale of Beneficial Assignee Certificates (BACs), the Partnership received Zero Coupon Purchase Money Note

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

     As of September 30, 1997 and December 31, 1996, respectively, the Notes, including accrued interest, consisted of the following:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                     September 30,       December 31,
              Note                 Maturity Date         1997               1996
     ----------------------        -------------     ------------        -----------
     Minneapolis Days Inn             10/31/97       $ 2,257,536         $ 2,110,713
     Plymouth Days Inn                12/29/97         1,853,374           1,732,836
     Roseville Days Inn                2/28/98         1,917,178           1,792,492
     Clearwater Days Inn               3/31/98         1,699,026           1,588,526
                                                     -----------         -----------
                                                     $ 7,727,114         $ 7,224,567
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
     Scottsdale Days Inn          (A)               (A)
                                               -----------
                                               $ 7,908,828
                                               ===========

(A) The Scottsdale Days Inn is held as a leasehold interest. The maturity of the lease was originally set for January 31, 1994. This lease term was initially extended an additional five years, thereby expiring January 31, 1999. During 1996, this lease was extended for an additional five years, thereby expiring January 31, 2004.

     The General Partner is proceeding with refinancing the four Notes (which mature between October 31, 1997 and March 31, 1998). On November 3, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Note secured by the Minneapolis Days Inn which matured October 31, 1997. The new Note, which is nonrecourse, is payable on demand and its interest rate floats at one-month LIBOR plus 165 basis points (LIBOR plus 1.65%, currently 7.34%). The General Partner anticipates completing the refinancing of the remaining three Notes with Citicorp by the close of the year, at which time the Note secured by the Minneapolis Days Inn will be modified to reflect a fixed term and interest rate. If such refinancing is not concluded with Citicorp, Citicorp could demand payment of the Note secured by the Minneapolis Days Inn and foreclose on the hotel if not paid. The combined refinancing proceeds should be approximately $8.9 million. Such proceeds in excess of the amount needed to pay off the former financing (approximately $7.9 million) will be used to pay the costs of refinancing and to fund needed capital improvements at the hotels. Subject to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

prepayment terms which may or may not be included in the combined refinancing, such refinancing should not preclude the future sale of the hotels, either individually or as a portfolio; however, there is no assurance that the refinancing, on the terms described above or on other terms, will be successfully concluded.

Distributions
-------------

     The following distributions were paid or accrued to BAC Holders of record during the first three quarters of 1997 and 1996:

                                  1997                   1996
                             Distributions to       Distributions to
                               BAC Holders            BAC Holders
                           --------------------   --------------------
     Quarter Ended           Total     Per BAC       Total     Per BAC
     -------------         ----------  -------    ----------   -------
     March 31              $  382,211  $  0.44    $  486,450   $  0.56
     June 30                  382,211     0.44       486,450      0.56
     September 30             382,211     0.44       416,957      0.48
                           ----------  -------    ----------   -------
                           $1,146,633  $  1.32    $1,389,857   $  1.60
                           ==========  =======    ==========   =======


     As a result of the increase in working capital reserves during 1997, as discussed above, the distribution levels for the first three quarters of 1997 have decreased from 1996. Due to the anticipated refinancing of the Notes, as discussed above, the General Partner expects that distributions may be further reduced in the fourth quarter of 1997 and continuing into 1998. The General Partner expects the distribution for the four quarters ending December 31, 1997 to approximate $1.54 per BAC, versus $2.05 for the four quarters ended December 31, 1996. Distributions are also dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

Mini-Tender Offers
------------------

     The Partnership has received several requests from BAC Holders for lists of the names and most current addresses of all BAC Holders. These requests may be the first step by such BAC Holders to launch one or more unregistered tender offers to acquire BACs in the Partnership. Unregistered tender offers may or may not reflect the value of the BACs of the Partnership as reflected in trades on the secondary markets, but historically unregistered tender offers have been made at steep discounts to secondary market prices. The Partnership takes no position as to recommending that BAC Holders accept any tender offers which may be made. Because the acceptance of an unregistered tender offer generally is

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

irrevocable, the General Partner suggests that any BAC Holder check current prices on the secondary market before making a decision.

                              Results of Operations
                              ---------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $42,506 during the three months ended September 30, 1997 from the comparable period in 1996 primarily due to a $33,946 increase in unallocated operating expenses. Unallocated operating expenses increased primarily due to a $20,193 increase in depreciation and amortization expense due to capital improvement expenditures. Contributing to the decrease in the Partnership's net income was a $15,162 increase in rental and other expense due to increased Lodgenet movie usage and a $12,872 decrease in telephone revenue due to reduced occupancy and telephone usage. Partially offsetting the decrease in the Partnership's net income was a $25,870 increase in room revenue due to higher room rates.

     The Partnership's net income decreased $179,363 during the nine months ended September 30, 1997 primarily due to a $148,342 increase in unallocated operating expenses. Unallocated operating expenses increased primarily due to a $54,941 increase in depreciation and amortization expense as discussed above, a $54,308 increase in general and administrative expenses due to liability insurance premium increases at the hotels and increased payroll costs at the Partnership level, and a $34,749 increase in building lease expense at the Scottsdale hotel. The increase in unallocated departmental expenses was partially offset by a $22,674 decrease in marketing expense due to decreased payroll costs related to the vacancy of the sales director position at the University hotel which was filled during May 1997. Contributing to the decrease in the Partnership's net income was a $51,440 increase in rental and other expense and a $44,036 decrease in the telephone revenue, as discussed above. Partially offsetting the decrease in the Partnership's net income was a $50,322 decrease in rooms expense due to effective control efforts implemented by the new Minnesota general managers, a $23,344 increase in rental and other income due to more movie rental income and in-room safe revenue collected and a $21,024 increase in room revenue, as discussed above.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's Statements of Income include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and nine months ended September 30, 1997 and 1996 were as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                  Gross Operating Income            Gross Operating Income
                                                                For the three months ended         For the nine months ended
                                                                        September 30,                     September 30,
                                                               ----------------------------      ----------------------------
Hotel Location                                                     1997            1996              1997            1996
--------------                                                 ------------    ------------      ------------    ------------
Clearwater, FL                                                 $    206,120    $    207,335      $    907,663    $    874,258
Minneapolis, MN                                                     455,425         466,997         1,169,843       1,196,883
Plymouth, MN                                                        273,048         251,127           613,414         619,051
Roseville, MN                                                       316,333         312,017           769,162         743,456
Scottsdale, AZ                                                      438,170         445,491         2,003,832       2,018,188
                                                               ------------    ------------      ------------    ------------
  Total                                                        $  1,689,096    $  1,682,967      $  5,463,914    $  5,451,836
                                                               ============    ============      ============    ============



                                                                  Operating Income (Loss)           Operating Income (Loss)
                                                                For the three months ended         For the nine months ended
                                                                       September 30,                      September 30,
                                                               ----------------------------      ----------------------------
Hotel Location                                                     1997            1996              1997            1996
--------------                                                 ------------    ------------      ------------    ------------
Clearwater, FL                                                 $     58,753    $     54,758      $    406,008    $    377,706
Minneapolis, MN                                                     250,403         248,641           563,936         563,649
Plymouth, MN                                                        114,477         111,151           153,666         185,173
Roseville, MN                                                       147,674         158,396           284,754         283,615
Scottsdale, AZ                                                       23,375          29,502           556,285         607,333
Depreciation and Partnership operating expenses                    (283,365)       (263,314)         (861,991)       (778,554)
                                                               ------------    ------------      ------------    ------------
  Total                                                        $    311,317    $    339,134      $  1,102,658    $  1,238,922
                                                               ============    ============      ============    ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                    Average Occupancy                  Average Occupancy
                                                                For the three months ended         For the nine months ended
                                                                       September 30,                      September 30,
                                                               ----------------------------      ----------------------------
Hotel Location                                                     1997            1996              1997            1996
--------------                                                 ------------    ------------      ------------    ------------
Clearwater, FL                                                        59%             61%               70%             73%
Minneapolis, MN                                                       86%             91%               84%             86%
Plymouth, MN                                                          76%             84%               72%             79%
Roseville, MN                                                        100%             97%               93%             91%
Scottsdale, AZ                                                        90%             94%               92%             94%
                                                                  ------          ------            ------          ------
  Total (1)                                                           83%             86%               83%             85%
                                                                  ======          ======            ======          ======


(1) The totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     Gross operating income for the Clearwater hotel for the three months ended September 30, 1997 remained fairly constant with 1996. Gross operating income for the Clearwater hotel for the nine months ended September 30, 1997 and operating income for the three and nine months ended September 30, 1997 increased from the same periods in 1996 primarily due to the replacement of lower-rated contract business with more profitable clientele. Gross operating income for the Minneapolis hotel for the three and nine months ended September 30, 1997 decreased from the same periods in 1996 primarily due to decreased room rates and decreased occupancy. Operating income for the Minneapolis hotel for the three and nine months ended September 30, 1997 remained fairly constant with the same periods in 1996. Gross operating income for the Plymouth hotel for the three months ended September 30, 1997 increased from the same period in 1996 primarily due to positive results of the renovation work performed at the hotel during 1997. Gross operating income for the Plymouth hotel for the nine months ended September 30, 1997 decreased from the same period in 1996 primarily due to poor performance before and during the renovation work at the hotel. Operating income for the Plymouth hotel for the three months ended September 30, 1997 remained fairly constant with the same period in 1996. Operating income for the Plymouth hotel for the nine months ended September 30, 1997 decreased from the same period in 1996 primarily due to the overall impact of the loss of a major client. Gross operating income for the Roseville hotel for the three and nine months ended September 30, 1997 increased from the same periods in 1996 primarily due to a new trucking contract, higher room rates and increased occupancy. Operating income for the Roseville hotel for the three months ended September 30, 1997 decreased from the same period in 1996 due to increases in the minimum wage and increased maintenance repairs to upgrade the hotel. Operating income for the Roseville hotel for the nine months ended September 30, 1997 remained fairly constant with the same period in 1996. Gross operating income and operating income for the Scottsdale hotel for the three and nine months ended September 30, 1997 decreased from the same periods in 1996

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

primarily due to decreased room demand in the area as a result of Super Bowl XXX being hosted in the City of Phoenix during 1996 and overall competition in the Scottsdale area.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CRI HOTEL INCOME PARTNERS, L.P. (Registrant)

                              By:  CRICO Hotel Associates I, L.P.
                                   General Partner

                                   By:  CRI, Inc.
                                        General Partner


November 13, 1997                       By:  /s/ Michael J. Tuszka
-----------------                           ---------------------------------
Date                                        Michael J. Tuszka
                                            Vice President/Chief Accounting
                                              Officer of CRI, Inc., and
                                              signing on behalf of the
                                              Registrant as Chief Accounting
                                              Officer, Principal Financial
                                              and Principal Accounting
                                              Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically