Form 10-K
period 1997-12-31
CRI HOTEL INCOME PARTNERS L P
filed 1998-03-10
CIK 808377

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1997
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

                         1997 ANNUAL REPORT ON FORM 10-K

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

Employees
---------

     CRI Hotel Income Partners, L.P. (the Partnership) has no employees. Services are performed by C.R.I., Inc., the general partner of the General Partner, and agents retained by it.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES
          ----------

     A description of the hotels and the leasehold interests owned by the Partnership as of December 31, 1997, follows.


    NAME AND LOCATION              NO. OF ROOMS                FINANCED BY                DATE ACQUIRED
------------------------           ------------        ---------------------------        -------------
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

Roseville Days Inn                     114             Proceeds of public offering           03/01/88
  Roseville, Minnesota                                 and Zero Coupon Purchase
                                                       Money Note

Clearwater Days Inn                    120             Proceeds of public offering           04/01/88
  Clearwater, Florida                                  and Zero Coupon Purchase
                                                       Money Note

Scottsdale Days Inn                    165             Proceeds of public offering           07/01/88
  Scottsdale, Arizona
  (leasehold interest)


     On July 19, 1995, the Partnership sold the Days Inn Kankakee to American Indus Hotels, Inc., an unaffiliated entity.

     As indicated above, the Partnership financed the acquisition of the hotels it owns by proceeds of a public offering and the issuance of Zero Coupon Purchase Money Notes (the Notes). On December 19, 1997, the Partnership refinanced the Notes with Citicorp Real Estate, Inc. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements for additional information pertaining to the refinancing.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------


                                                             For the years ended December 31,
                                   --------------------------------------------------------------------------------
                                       1997             1996             1995             1994             1993
                                   ------------     ------------     ------------     ------------     ------------
Revenue (1)                        $ 10,122,629     $ 10,087,730     $ 10,218,916     $ 10,359,778     $  9,342,154
Departmental expenses (1)            (3,077,425)      (3,060,227)      (3,108,035)      (3,187,327)      (3,018,138)
                                   ------------     ------------     ------------     ------------     ------------
Gross operating income                7,045,204        7,027,503        7,110,881        7,172,451        6,324,016
Unallocated operating income
  (expenses) (1)                     (5,849,383)      (5,630,877)      (5,739,206)      (6,442,494)      (6,317,951)
                                   ------------     ------------     ------------     ------------     ------------
Operating income                      1,195,821        1,396,626        1,371,675          729,957            6,065
Other income (expenses)                (674,613)        (619,593)        (609,095)        (583,740)      (1,137,497)
                                   ------------     ------------     ------------     ------------     ------------
Net income (loss)                       521,208          777,033          762,580          146,217       (1,131,432)
                                   ============     ============     ============     ============     ============
Net income (loss) allocated to
  BAC Holders                      $    510,784     $    761,492     $    747,328     $    143,293     $ (1,108,803)
                                   ============     ============     ============     ============     ============
Net income (loss) per weighted
  average BAC outstanding          $       0.59     $       0.88     $       0.86     $       0.16     $      (1.28)
                                   ============     ============     ============     ============     ============
Cash distribution per
  weighted average BAC
  outstanding                      $       1.54     $       2.05     $       2.34     $       1.95     $       1.14
                                   ============     ============     ============     ============     ============
Weighted average BACs
  outstanding                           868,662          868,662          868,662          868,662          868,662
                                   ============     ============     ============     ============     ============
Total assets                       $ 15,529,997     $ 14,702,754     $ 15,358,173     $ 16,847,185     $ 17,805,910
                                   ============     ============     ============     ============     ============
Total long-term debt               $  8,778,243     $  3,381,018     $  6,604,974     $  6,865,486     $  6,276,689
                                   ============     ============     ============     ============     ============


(1) Certain amounts in the 1995, 1994 and 1993 selected financial data have been reclassified to conform to the 1997 and 1996 presentation.

Market Data
-----------

     The Partnership's Beneficial Assignee Certificates (BACs) of limited partnership interests were sold through a public offering managed by CRICO Securities Corporation and certain participating broker-dealers. As of February 27, 1998, there were approximately 1,550 registered holders of BACs in the Partnership. The Partnership's BACs are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. It is not anticipated that there will be any other active market for resale of BACs. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership.

                                     PART II
                                     -------


ITEM 6.   SELECTED FINANCIAL DATA - Continued
          -----------------------

     Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid or accrued distributions of $1,337,739, $1,780,755 and $2,033,028 to BAC Holders during 1997, 1996 and 1995, respectively. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the distributions during the years ended December 31, 1997, 1996 and 1995 and for a discussion of factors which will affect future distribution levels.

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

     The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation. The General Partner has authority in the overall management and control of the Partnership. The Assignor Limited Partner of the Partnership is CRICO Hotel Fund, Inc. (CRICO Hotel Fund).

     The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and a Prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of limited partner interests which are held by CRICO Hotel Fund. BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum of 2,344,000 BACs, or $58,600,000. The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest, as follows.

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


(A)  The Kankakee hotel was sold on July 19, 1995.
(B) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.

     In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Partnership's original prospectus indicated that the hotels would need to be sold or the debt would need to be refinanced at the time the Notes mature. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future make such sales desirable. During 1997, the General Partner solicited and reviewed offers for both sale and refinancing opportunities for the hotels. The solicitation, however, did not result in a purchase offer which would provide an adequate return to the BAC
holders.   As a result, the General Partner chose to refinance the loans on the
four hotels.   Proceeds of the refinancing were adequate to pay the maturing
Notes and to set aside reserves for capital improvements, which may enhance the potential for a higher sale price in the future. The General Partner is not currently soliciting sale offers due to the conditions discussed above.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are funded from the replacement reserves, the General Partner has determined that significant capital improvements are needed to enhance the marketability of the hotels. During 1997, the Partnership funded $361,584 from the working capital reserve to the hotels to address such capital improvements. Additionally, the General Partner intends to fund additional monies to the hotels for further needed capital improvements during 1998. See further discussion in the working capital reserve section below.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for 1997 and 1996, along with existing cash resources, was adequate to support operating, investing and financing requirements, and to declare distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1997 principally due to deposits to the Partnership's working capital reserve. Cash and cash equivalents decreased in 1996 principally due to the timing of distributions made to BAC Holders and the General Partner. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments and fund working capital and replacement reserves. Short-term liabilities as of December 31, 1997 totalled $1,388,697, which represents a $3,726,148 decrease from the 1996 balance. This decrease resulted primarily from a portion of the Notes which matured and were refinanced in 1997 and a decrease in distributions payable, as discussed below. Partially offsetting the decrease in short-term liabilities was an increase in trade payables at all hotels.

Zero Coupon Notes
--------------------

     In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Notes were nonrecourse notes collateralized by the various properties. Each Note provided for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, equaling 47.4% of the original purchase price of each hotel, was due to BancBoston Mortgage Corporation (BancBoston) upon maturity of each Note. The original maturity dates were as follows.

                               Original
                               Maturity
                                 Date
                               --------
     Minneapolis Days Inn      10/31/97
     Plymouth Days Inn         12/29/97
     Roseville Days Inn         2/28/98
     Clearwater Days Inn        3/31/98
     Scottsdale Days Inn         (A)


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

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     On November 3, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Note secured by the Minneapolis Days Inn which matured October 31, 1997. The new note, which was nonrecourse, was payable on demand and its interest rate floated at one-month LIBOR plus 165 basis points (LIBOR plus 1.65%). On December 19, 1997, the Partnership refinanced the remaining three Notes as well as the demand note with Citicorp. The amounts due on these Notes as of December 19, 1997, were as follows.

                                        Balance Due
                                            at
                                          12/19/97
                                        -----------
     Minneapolis Days Inn               $ 2,296,070
     Plymouth Days Inn                    1,890,216
     Roseville Days Inn                   1,955,287
     Clearwater Days Inn                  1,732,796
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In connection with the terms of the new loan, the Partnership will pay monthly installments of principal and interest in the amount of $67,049 to Citicorp on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of Citicorp. Commencing January 1, 2002, the new loan may be prepaid, subject to terms and prepayment penalties as set forth in the loan agreement. Subject to such prepayment terms, such refinancing does not preclude the future sale of the hotels, either individually or as a portfolio.

Real Estate and Capital Improvements Reserve Escrows
----------------------------------------------------

     In addition to the monthly loan installments payable to Citicorp, as discussed above, the Partnership must also make monthly payments to Citicorp to be escrowed for estimated annual real estate taxes and capital improvements and furniture, fixtures and equipment reserves (CIR). The monthly real estate tax payments should equal one-twelfth of the estimated yearly taxes and assessments
to be levied on the hotels, currently estimated as $37,761 per month.   Citicorp
will pay such taxes and assessments when due from these escrows. The monthly CIR payment totaling $19,364 shall be held in escrow by Citicorp and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixture and equipment at the hotels. Both the real estate tax and CIR payments are due to

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Citicorp on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of December 31, 1997, Citicorp held $75,522, $286,725 and $3,522 in escrow for real estate taxes, capital improvements reserves, and insurance reserves, respectively. Such amounts were determined and funded in connection with the refinancing of the Partnership's debt on December 19, 1997.

Working Capital Reserve
-----------------------

     The working capital reserve of $925,000 and $225,000 as of December 31, 1997 and 1996, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. During 1997, the Partnership funded $361,584 from the working capital reserve for Phase I of renovation work at the hotels to increase their value in connection with the refinancing of the Partnership's debt, as discussed above. The working capital reserve of $925,000 as of December 31, 1997 consists of $800,000 set aside for Phase II of renovations to be performed at the hotels during 1998, and $125,000 set aside for contingencies.

Distributions
-------------

     Distributions were paid or accrued to BAC Holders of record during 1997, 1996 and 1995, as follows.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                       1997                               1996                               1995
                                  Distributions to                   Distributions to                   Distributions to
                                     BAC Holders                        BAC Holders                        BAC Holders
                              ------------------------           ------------------------           ------------------------
     Quarter Ended               Total         Per BAC              Total         Per BAC              Total         Per BAC
----------------------        -----------      -------           -----------      -------           -----------      -------
March 31                      $   382,211      $  0.44           $   486,450      $  0.56           $   443,018      $  0.51
June 30                           382,211         0.44               486,450         0.56               469,077         0.54
September 30                      382,211         0.44               416,957         0.48               582,362*        0.67*
December 31                       191,106         0.22               390,898         0.45               538,571         0.62
                              -----------      -------           -----------      -------           -----------      -------
      Total                   $ 1,337,739      $  1.54           $ 1,780,755      $  2.05           $ 2,033,028      $  2.34
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

     As a result of the refinancing and the increase in working capital reserves during 1997, as discussed above, the distribution levels for 1997 decreased from 1996. Furthermore, the General Partner anticipates a decrease in the 1998 distribution levels due to debt service payments to be made in connection with terms of the new financing. Distributions are also dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                       Partnership's Results of Operations
                       -----------------------------------

1997 versus 1996
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased approximately $256,000 in 1997 from 1996 primarily due to an approximate $219,000 increase in unallocated operating expenses.
These expenses increased approximately $62,000 due to increased depreciation and amortization expense related to capital improvements. Contributing to the increase in unallocated operating expenses was a $59,000 increase in general and administrative expenses due to liability insurance premium increases at the hotels and increased payroll costs at the Partnership level due to the refinancing of the Notes. Also contributing to the increase in unallocated operating expenses was an approximate $57,000 increase in property taxes due to an increase in the market value of the Plymouth and Scottsdale hotels and an approximate $41,000 increase in building lease expense at the Scottsdale hotel. Contributing to the decrease in the Partnership's net income was $52,000 increase in rental and other expense due to increased Lodgenet movie usage and an approximate $51,000 decrease in telephone revenue due to decreased occupancy

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

and telephone usage. Partially offsetting the decrease in the Partnership's net income was an approximate $47,000 increase in rooms revenue primarily due to increased room rates and an approximate $39,000 decrease in rooms expense due to cost control measures implemented during 1997 at the Minnesota hotels.

1996 versus 1995
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased approximately $14,000 in 1996 from 1995 primarily due to an approximate $156,000 decrease in unallocated operating expenses and departmental expenses. These expenses decreased approximately $365,000 due to the sale of the Kankakee hotel in July 1995, partially offset by an approximate $209,000 increase in these expenses at the remaining hotels primarily due to an increase in room expense due to higher than usual employee turnover in 1996, an increase in energy expense due to extreme weather conditions in 1996 compared to a relatively mild winter during 1995, and an increase in depreciation expense resulting from increased furniture, fixture and equipment expenditures during 1996 primarily due to the purchase of door locks at all hotels in connection with a franchise requirement imposed by Days Inn. Partially offsetting the increase in net income was an approximate $137,000 decrease in room revenue. Room revenue decreased approximately $219,000 due to the sale of the Kankakee hotel and approximately $146,000 due to decreased occupancy at the Plymouth and Minneapolis hotels, partially offset by an approximate $228,000 increase in room revenue at the remaining hotels resulting from an increase in room rates.

                          Hotels' Results of Operations
                          -----------------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets, the following months should provide the highest gross operating income and net cash flow.

            Hotel Location              Peak Months
          ------------------       ---------------------
          Clearwater, FL           October through April
          Minneapolis, MN          May through October
          Plymouth, MN             June through October
          Roseville, MN            May through October
          Scottsdale, AZ           January through May

     The Partnership's Statements of Operations include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the years ended December 31, 1997, 1996 and 1995 were as follows.

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                                  Gross Operating Income
                                             -----------------------------------------------------------------
Hotel Location                                   1997                       1996                      1995
--------------                               ------------               ------------              ------------
Clearwater, FL                               $  1,171,200               $  1,100,850              $  1,076,290
Minneapolis, MN                                 1,473,267                  1,514,431                 1,601,091
Plymouth, MN                                      774,275                    793,716                   856,083
Roseville, MN                                     987,912                    957,451                   920,388
Scottsdale, AZ                                  2,638,550                  2,661,055                 2,531,176
                                             ------------               ------------              ------------
    Total from continuing operations            7,045,204                  7,027,503                 6,985,028

Kankakee, IL (1)                                       --                         --                   125,853
                                             ------------               ------------              ------------
    Total                                    $  7,045,204               $  7,027,503              $  7,110,881
                                             ============               ============              ============

                                                                  Operating Income (Loss)
                                             -----------------------------------------------------------------
Hotel Location                                   1997                       1996                      1995
--------------                               ------------               ------------              ------------
Clearwater, FL                               $    484,617               $    450,501              $    462,751
Minneapolis, MN                                   678,589                    685,570                   779,991
Plymouth, MN                                      180,627                    226,430                   278,097
Roseville, MN                                     332,571                    347,898                   326,079
Scottsdale, AZ                                    670,835                    740,016                   665,605
Depreciation and net Partnership
  operating expenses                           (1,151,418)                (1,053,789)               (1,027,909)
                                             ------------               ------------              ------------
    Total from continuing operations            1,195,821                  1,396,626                 1,484,614

Kankakee, IL (1)                                       --                         --                  (112,939)
                                             ------------               ------------              ------------
    Total                                    $  1,195,821               $  1,396,626              $  1,371,675
                                             ============               ============              ============

                                     PART II
                                     -------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                                    Average Occupancy
                                             -----------------------------------------------------------------
Hotel Location                                   1997                       1996                      1995
--------------                               ------------               ------------              ------------
Clearwater, FL                                         70%                        71%                       74%
Minneapolis, MN                                        81%                        84%                       88%
Plymouth, MN                                           69%                        77%                       79%
Roseville, MN                                          92%                        90%                       90%
Scottsdale, AZ                                         91%                        94%                       93%
                                             ------------               ------------              ------------
   Total from continuing operations (2)                81%                        84%                       85%

Kankakee, IL (1)                                       --                         --                        30%
                                             ------------               ------------              ------------
   Total (2)                                           81%                        84%                       81%
                                             ============               ============              ============

(1) The 1995 operating results presented for the Kankakee hotel are through July 19, 1995, the date of sale.

(2) The sub-totals and totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

1997 versus 1996
----------------

     Gross operating income and operating income for the Clearwater hotel increased in 1997 from 1996 primarily due to the replacement of lower-rated contract business with more profitable clientele. Gross operating income and operating income for the Minneapolis hotel decreased in 1997 from 1996 primarily due to decreased room rates and decreased occupancy. Gross operating income and operating income for the Plymouth hotel decreased in 1997 from 1996 primarily due to poor performance before and during renovation work at the hotel during 1997 and due to the loss of a major client during 1997. Gross operating income at the Roseville hotel increased in 1997 from 1996 primarily due to a new trucking contract and increased occupancy. Operating income for the Roseville hotel decreased in 1997 from 1996 primarily due to increases in the minimum wage and increased maintenance to upgrade the hotel. Gross operating income and operating income from the Scottsdale hotel decreased during 1997 from 1996 primarily due to decreased room demand in the area as a result of Super Bowl XXX which was hosted in Phoenix, Arizona in 1996 and overall competition in the Scottsdale area.

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

                            Year 2000 Computer Issue
                            ------------------------

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". In the opinion of computer experts, this could cause many computer applications to create erroneous results, or to fail completely, unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Year 2000 compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.


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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURES
               ------------------------------------

     None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and   The Partnership has no directors, executive officers or
  (c)          significant employees of its own.

(a), (b), (c)  The names, ages and business experience of the directors and (e) and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 61, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 51, has been President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 51, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.










                                      III-1

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 39, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 42, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by Item 11 is incorporated herein by reference to
Note 8 of the notes to the financial statements contained in Part IV, Item 14.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

     No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at February 27, 1998.

     (b)  Security ownership of management.

     The following table sets forth certain information concerning all BACs beneficially owned, as of February 27, 1998, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.









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

     The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the General Partner or its affiliates by virtue of either their interest in the General Partner or their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference. Note 8 of the notes to the financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

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

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K
               --------

     (a)  1.   Financial Statements                                Page
               --------------------                                ----

               Report of Independent Certified Public
                 Accountants                                       IV-5

               Balance Sheets as of December 31, 1997 and
                 1996                                              IV-6

               Statements of Income for the years
                 ended December 31, 1997, 1996 and 1995            IV-7

               Statements of Changes in Partners' Capital
                 (Deficit) for the years ended December 31,
                 1997, 1996 and 1995                               IV-8

               Statements of Cash Flows for the years ended
                 December 31, 1997, 1996 and 1995                  IV-9

               Notes to Financial Statements                       IV-10

     (a)  2.   Financial Statement Schedules
               -----------------------------

               Report of Independent Certified Public Accountants
                 on Financial Statement Schedule                   IV-21

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

               Exhibit 27 - Financial Data Schedule

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          -------------------------------------------------------
               FORM 8-K - Continued
               --------

     (b)       Reports on Form 8-K
               -------------------

               A report on Form 8-K dated December 19, 1997, related to the refinancing of CRI Hotel Income Partners, L.P.'s mortgage-related indebtedness, was filed during the quarter ended December 31, 1997.

     (c)       Exhibits
               --------

               The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)(3)., above.

     (d)       Financial Statement Schedules
               -----------------------------

               See Item a (2)., above.

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

                           by: C.R.I., Inc.
                               Managing General Partner



March 10, 1998                 by: /s/ William B. Dockser
-----------------                  ---------------------------------
DATE                               William B. Dockser, Director,
                                     Chairman of the Board,
                                     and Treasurer
                                     (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 10, 1998                 by: /s/ H. William Willoughby
-----------------                  ---------------------------------
DATE                               H. William Willoughby,
                                     Director, President
                                     and Secretary





March 10, 1998                 by: /s/ Michael J. Tuszka
-----------------                  ---------------------------------
DATE                               Michael J. Tuszka
                                     Vice President
                                     and Chief Accounting Officer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Partners
CRI Hotel Income Partners, L.P.

     We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                              Grant Thornton LLP


Vienna, VA
February 27, 1998

                         CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                                     ASSETS

                                                                                                 December 31,
                                                                                         -------------------------------
                                                                                             1997               1996
                                                                                         ------------       ------------
Property and equipment - at cost
  Land                                                                                   $  1,574,490       $  1,574,490
  Buildings and site improvements                                                          13,112,968         13,112,968
  Furniture, fixtures and equipment                                                         5,665,358          5,009,400
  Leasehold improvements                                                                    1,382,000          1,382,000
                                                                                         ------------       ------------
                                                                                           21,734,816         21,078,858
  Less accumulated depreciation and amortization                                           (9,453,974)        (8,546,840)
                                                                                         ------------       ------------
                                                                                           12,280,842         12,532,018

Cash and cash equivalents                                                                     380,294            504,423

Working capital reserve                                                                       925,000            225,000

Receivables, reserve for replacements and other assets                                      1,139,454            596,828

Acquisition fees, principally paid to related parties, net of accumulated amortization of $337,933 and $303,930,
  respectively                                                                                682,171            716,174

Property purchase costs, net of accumulated amortization of
  $60,031 and $53,956, respectively                                                           122,236            128,311
                                                                                         ------------       ------------

    Total assets                                                                         $ 15,529,997       $ 14,702,754
                                                                                         ============       ============




















             The accompanying notes are an integral part of these
                            financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                              BALANCE SHEETS

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                                                 December 31,
                                                                                         -------------------------------
                                                                                             1997               1996
                                                                                         ------------       ------------
Current liabilities
  Distributions payable                                                                  $    195,006       $    398,875
  Accounts payable and accrued expenses                                                       616,989            617,698
  Hotel trade payables                                                                        454,945            254,723
  Short term portion of notes payable                                                         121,757          3,843,549
                                                                                         ------------       ------------
Total current liabilities                                                                   1,388,697          5,114,845
                                                                                         ------------       ------------
Long term debt
  Notes payable                                                                             8,778,243          3,381,018
                                                                                         ------------       ------------
    Total liabilities                                                                      10,166,940          8,495,863
                                                                                         ------------       ------------
Commitments and contingencies

Partners' capital (deficit)
  General Partner                                                                            (281,520)          (264,641)
  Beneficial Assignee Certificates (BACs) Series A; 868,662 BACs
    issued and outstanding                                                                  5,644,577          6,471,532
                                                                                         ------------       ------------
    Total partners' capital                                                                 5,363,057          6,206,891
                                                                                         ------------       ------------

    Total liabilities and partners' capital                                              $ 15,529,997       $ 14,702,754
                                                                                         ============       ============






















             The accompanying notes are an integral part of these
                            financial statements.

                        CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF INCOME

                                                                                  For the year ended December 31,
                                                                           ---------------------------------------------
                                                                               1997            1996             1995
                                                                           ------------    ------------     ------------
Revenue:
  Rooms                                                                    $  9,338,524    $  9,291,783     $  9,428,934
  Telephone                                                                     295,327         346,075          384,162
  Rental and other                                                              386,017         369,170          347,191
  Food and beverage                                                             102,761          80,702           58,629
                                                                           ------------    ------------     ------------
                                                                             10,122,629      10,087,730       10,218,916
                                                                           ------------    ------------     ------------
Departmental expenses:
  Rooms                                                                      (2,727,553)     (2,766,924)      (2,772,864)
  Telephone                                                                    (103,851)       (112,568)        (150,539)
  Rental and other                                                             (163,924)       (111,965)        (120,610)
  Food and beverage                                                             (82,097)        (68,770)         (64,022)
                                                                           ------------    ------------     ------------
                                                                             (3,077,425)     (3,060,227)      (3,108,035)
                                                                           ------------    ------------     ------------
Gross operating income                                                        7,045,204       7,027,503        7,110,881
                                                                           ------------    ------------     ------------

Unallocated operating income (expenses):
  Interest and other income                                                      70,310          79,190           80,978
  General and administrative                                                 (1,025,911)       (967,293)      (1,032,033)
  Building lease expense                                                       (734,214)       (693,110)        (661,179)
  Marketing                                                                    (899,317)       (920,747)        (930,861)
  Depreciation and amortization                                                (963,724)       (901,740)        (865,363)
  Energy                                                                       (530,876)       (527,093)        (514,904)
  Property taxes                                                               (568,092)       (511,447)        (569,016)
  Property operations and maintenance                                          (564,503)       (546,957)        (618,159)
  Management fees                                                              (432,462)       (448,664)        (436,241)
  Base asset management fee, paid to related parties                            (93,750)        (93,750)         (99,956)
  Professional fees                                                            (106,844)        (99,266)         (92,472)
                                                                           ------------    ------------     ------------
                                                                             (5,849,383)     (5,630,877)      (5,739,206)
                                                                           ------------    ------------     ------------
Operating income                                                              1,195,821       1,396,626        1,371,675
                                                                           ------------    ------------     ------------

Other income (expenses):
  Cash flow guarantees                                                               --              --           13,369
  Interest expense                                                             (674,613)       (619,593)        (615,159)
  Loss on disposition of hotel                                                       --              --           (7,305)
                                                                           ------------    ------------     ------------
                                                                               (674,613)       (619,593)        (609,095)
                                                                           ------------    ------------     ------------

Net income                                                                 $    521,208    $    777,033     $    762,580
                                                                           ============    ============     ============


            The accompanying notes are an integral part of these
                            financial statements.

                        CRI HOTEL INCOME PARTNERS, L.P.

                                                                                  For the year ended December 31,
                                                                           ---------------------------------------------
                                                                               1997            1996             1995
                                                                           ------------    ------------     ------------
Net income allocated to General Partner (2%)                               $     10,424    $     15,541     $     15,252
                                                                           ============    ============     ============

Net income allocated to BAC Holders (98%)                                  $    510,784    $    761,492     $    747,328
                                                                           ============    ============     ============

Net income per BAC based on 868,662 BACs outstanding                       $       0.59    $       0.88     $       0.86
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

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)




                                                             Beneficial
                                                              Assignee
                                                            Certificate       General
                                                              Holders         Partner           Total
                                                            ------------     ----------      ------------
Partners' capital (deficit),
  January 1, 1995                                           $  8,776,495     $ (218,674)     $  8,557,821

Distributions of $2.34 per BAC (including
  return of capital of $1.48 per BAC)                         (2,033,028)       (40,419)       (2,073,447)

  Net income                                                     747,328         15,252           762,580
                                                            ------------     ----------      ------------
Partners' capital (deficit),
  December 31, 1995                                            7,490,795       (243,841)        7,246,954

Distributions of $2.05 per BAC (including
  return of capital of $1.17 per BAC)                         (1,780,755)       (36,341)       (1,817,096)

  Net income                                                     761,492         15,541           777,033
                                                            ------------     ----------      ------------
Partners' capital (deficit),
  December 31, 1996                                            6,471,532       (264,641)        6,206,891

Distributions of $1.54 per BAC (including
  return of capital of $0.95 per BAC)                         (1,337,739)       (27,303)       (1,365,042)

  Net income                                                     510,784         10,424           521,208
                                                            ------------     ----------      ------------

Partners' capital (deficit),
  December 31, 1997                                         $  5,644,577     $ (281,520)     $  5,363,057
                                                            ============     ==========      ============

















                The accompanying notes are an integral part of these
                              financial statements.

                          CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                  For the year ended December 31,
                                                                           ---------------------------------------------
                                                                               1997             1996            1995
                                                                           ------------     ------------    ------------
Cash flows from operating activities:
  Net income                                                               $    521,208     $    777,033    $    762,580
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                               963,724          901,740         865,363
    Accrued interest on notes payable                                           649,802          619,593         615,159
    Loss on disposition of hotel                                                     --               --           7,305

  Changes in assets and liabilities:
    (Increase) decrease in receivables and other
      assets, net                                                              (547,399)          22,889          29,818
    (Decrease) increase in accounts payable and
      accrued expenses                                                             (709)         (33,512)         69,932
    Increase (decrease) in hotel trade payables                                 200,222          (50,750)        (85,068)
                                                                           ------------     ------------    ------------
        Net cash provided by operating activities                             1,786,848        2,236,993       2,265,089
                                                                           ------------     ------------    ------------

Cash flows from investing activities:
  Purchase of property and equipment                                           (655,958)        (507,429)       (307,745)
  Net deposits to working capital reserve                                      (700,000)              --         (75,000)
  Net (deposits to) withdrawals from reserve
    for replacements                                                            (11,739)          65,188         (18,878)
  Net proceeds from disposition of hotel                                             --               --       1,128,251
                                                                           ------------     ------------    ------------
        Net cash (used in) provided by investing activities                  (1,367,697)        (442,241)        726,628
                                                                           ------------     ------------    ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                      (1,568,911)      (1,967,783)     (1,975,944)
  Retirement of notes payable                                                (7,874,369)              --        (875,671)
  Gross proceeds from refinancing                                             8,900,000               --              --
                                                                           ------------     ------------    ------------
       Net cash used in financing activities                                   (543,280)      (1,967,783)     (2,851,615)
                                                                           ------------     ------------    ------------

Net (decrease) increase in cash and cash equivalents                           (124,129)        (173,031)        140,102

Cash and cash equivalents, beginning of year                                    504,423          677,454         537,352
                                                                           ------------     ------------    ------------

Cash and cash equivalents, end of year                                     $    380,294     $    504,423    $    677,454
                                                                           ============     ============    ============


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                   $    24,811      $        --     $        --
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

          The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation. The General Partner has authority in the overall management and control of the Partnership. The Assignor Limited Partner of the Partnership is CRICO Hotel Fund, Inc. (CRICO Hotel Fund).

          Cumulative offering costs in the amount of $2,580,132, consisting of legal and filing fees and certain travel, communication and other expenses, were recorded as a reduction of partners' capital when incurred and are not amortized for financial statement or income tax purposes.

          The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and a Prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of limited partner interests which are held by CRICO Hotel Fund. BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum of 2,344,000 BACs, or $58,600,000. The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

          In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Partnership's original prospectus indicated that the hotels would need to be sold or the debt would need to be refinanced at the time the Notes mature. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future make such sales desirable. During 1997, the General Partner solicited and reviewed offers for both sale and refinancing opportunities for the hotels. The solicitation, however, did not result in a purchase
     offer which would provide an adequate return to the BAC holders.   As a
     result, the General Partner chose to refinance the loans on the four
     hotels.   Proceeds of the refinancing were adequate to pay the maturing
     Notes and to set aside reserves for capital improvements, which may enhance the potential for a higher sale price in the future. The General Partner is not currently soliciting sale offers due to the conditions discussed above.

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

     c.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all time and demand deposits and repurchase agreements with original maturities of three months or less. The Partnership has determined that the carrying amounts of its cash and cash equivalents approximate fair value.

     e.   Reserve for replacements
          ------------------------

          Since inception of the Partnership's management agreement with Buckhead, as discussed below, through December 31, 1997, the hotels retained 3% of gross hotel revenues as a reserve for replacement of fixed assets. Beginning January 1, 1998, the hotels will no longer retain amounts from gross hotel revenues as such replacement reserves will be paid directly by the Partnership and held in escrow in accordance with the terms of the new financing, as discussed below.

     f.   Depreciation and amortization
          -----------------------------

          Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. The estimated lives used in determining depreciation are as follows.

             Type of Asset                         Estimated Life
     ---------------------------------            -----------------
     Building and site improvements               30 years
     Furniture, fixtures and equipment            5-10 years
     Leasehold improvements                       5 years, 7 months

          Property purchase costs and acquisition fees are amortized over a 30-year period using the straight-line method.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     g.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these financial statements.

     h.   Fair value of financial instruments
          -----------------------------------

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," the Partnership has disclosed the fair value information about financial instruments for which it is practicable to estimate that value. Where applicable, such information has been disclosed elsewhere in the notes to the financial statements.

     i.   Reclassifications
          -----------------

          Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest, as follows.


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


(A)  The Kankakee hotel was sold on July 19, 1995.
(B) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   NOTES PAYABLE

     In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Notes were nonrecourse notes collateralized by the various properties. Each Note provided for a ten year maturity from the date of acquisition with an accrual of interest at 9% per annum, compounded on a monthly basis. Principal and accrued interest, equaling 47.4% of the original purchase price of each hotel, was due to BancBoston Mortgage Corporation (BancBoston) upon maturity of each Note.

     As of December 31, 1996, the balances of the Notes, including accrued interest, were as follows.


                                     Original              Balance Due
              Note                 Maturity Date         as of 12/31/96
     ----------------------        -------------         --------------
     Minneapolis Days Inn             10/31/97           $ 2,110,713
     Plymouth Days Inn                12/29/97             1,732,836
     Roseville Days Inn                2/28/98             1,792,492
     Clearwater Days Inn               3/31/98             1,588,526
                                                         -----------
                                                         $ 7,224,567
                                                         ===========


     On November 3, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Note secured by the Minneapolis Days Inn which matured October 31, 1997. The new note, which was nonrecourse, was payable on demand and its interest rate floated at one-month LIBOR plus 165 basis points (LIBOR plus 1.65%). On December 19, 1997, the Partnership refinanced the remaining three Notes as well as the demand note with Citicorp. The amounts due on these Notes as of December 19, 1997, were as follows.

                                        Balance Due
                                            at
                                          12/19/97
                                        -----------
     Minneapolis Days Inn               $ 2,296,070
     Plymouth Days Inn                    1,890,216
     Roseville Days Inn                   1,955,287
     Clearwater Days Inn                  1,732,796
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the former Notes of $7,874,369 due as of December 19, 1997. Such excess

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   NOTES PAYABLE - Continued

was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In connection with the terms of the new loan, the Partnership will pay monthly installments of principal and interest in the amount of $67,049 to Citicorp on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of Citicorp. Scheduled annual principal payments due under the new loan are as follows.

               1998           $    121,757
               1999                131,497
               2000                142,015
               2001                153,375
               2002                165,644
               Thereafter        8,185,712
                              ------------
                              $  8,900,000
                              ============

     Commencing January 1, 2002, the new loan may be prepaid, subject to terms and prepayment penalties as set forth in the loan agreement. Subject to such prepayment terms, such refinancing does not preclude the future sale of the hotels, either individually or as a portfolio.

     Cumulative accrued interest was $0 and $3,986,792 at December 31, 1997 and 1996, respectively. Interest expense during 1997, 1996 and 1995 was $674,613, $619,593 and $615,159, respectively.

     Based on the recent refinancing, the Partnership has determined that the carrying value of the new loan approximates its fair value.


4.   REAL ESTATE AND CAPITAL IMPROVEMENTS RESERVE ESCROWS

     In addition to the monthly loan installments payable to Citicorp, as discussed above, the Partnership must also make monthly payments to Citicorp to be escrowed for estimated annual real estate taxes and capital improvements and furniture, fixtures and equipment reserves (CIR). The monthly real estate tax payments should equal one-twelfth of the estimated yearly taxes and assessments
to be levied on the hotels, currently estimated as $37,761 per month.   Citicorp
will pay such taxes and assessments when due from these escrows. The monthly CIR payment totaling $19,364 shall be held in escrow by Citicorp and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixture and equipment at the hotels. Both the real estate tax and CIR payments are due to Citicorp on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of December 31, 1997, Citicorp held $75,522, $286,725 and $3,522 in escrow for real estate taxes, capital improvements reserves, and insurance reserves, respectively. Such amounts were determined and funded in connection with the refinancing of the Partnership's debt on December 19, 1997. These amounts are included in Receivables, reserve for replacements and other assets in the accompanying financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS



5.   WORKING CAPITAL RESERVE

     The working capital reserve of $925,000 and $225,000 as of December 31, 1997 and 1996, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. During 1997, the Partnership funded $361,584 from the working capital reserve for Phase I of renovation work at the hotels to increase their value in connection with the refinancing of the Partnership's debt, as discussed above. The working capital reserve of $925,000 as of December 31, 1997 consists of $800,000 set aside for Phase II of renovations to be performed at the hotels during 1998, and $125,000 set aside for contingencies.

     The Partnership has determined that the carrying amount of its working capital reserve approximates fair value.


6.   COMMITMENTS

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

          On January 1, 1993, the management agreements between the Partnership and Buckhead pertaining to Buckhead's management of each of the hotels were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. As amended, the management agreements expire between November 2002 and July 2003. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. Incentive management fees of $78,281, $95,959 and $78,408 were accrued or paid in 1997, 1996 and 1995, respectively.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional 5-year period. Annual Lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

     For the years ended December 31, 1997, 1996 and 1995, annual lease payments were $734,214, $693,110 and $661,179, respectively.

          The Partnership also assumed various leases entered into by Days Inns of America for equipment used by the operating hotels. These leases expire through 2000. Minimum lease payments under the leases, including the two renewal periods for the Scottsdale facility lease, are as follows.

                    1998                $  162,797
                    1999                   152,740
                    2000                   146,594
                    2001                   140,450
                    2002                   140,450
                    Thereafter             280,900
                                        ----------
                                        $1,023,931
                                        ==========

          Total rental expense under the leases was $758,279, $751,917 and $735,084 for the years ended December 31, 1997, 1996 and 1995, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in Interest and other income on the accompanying statements of operations, was $52,243, $50,477 and $48,770 during 1997, 1996 and 1995, respectively.


7.   PARTNERS' CAPITAL

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7.   PARTNERS' CAPITAL - Continued

     The following distributions were paid or accrued to BAC Holders of record during 1997, 1996 and 1995:

                                       1997                          1996                          1995
                                  Distributions to              Distributions to              Distributions to
                                     BAC Holders                   BAC Holders                   BAC Holders
                              ------------------------      ------------------------      ------------------------
     Quarter Ended               Total         Per BAC         Total         Per BAC         Total         Per BAC
----------------------        -----------      -------      -----------      -------      -----------      -------
March 31                      $   382,211      $  0.44      $   486,450      $  0.56      $   443,018      $  0.51
June 30                           382,211         0.44          486,450         0.56          469,077         0.54
September 30                      382,211         0.44          416,957         0.48          582,362*        0.67*
December 31                       191,106         0.22          390,898         0.45          538,571         0.62
                              -----------      -------      -----------      -------      -----------      -------
     Total                    $ 1,337,739      $  1.54      $ 1,780,755      $  2.05      $ 2,033,028      $  2.34
                              ===========      =======      ===========      =======      ===========      =======


     * Includes the distribution of net cash proceeds from the sale of the Kankakee hotel of $52,478 (approximately $0.06 per BAC), which is net of payment of outstanding Kankakee real estate taxes, retirement of the related note payable and repayment of Partnership advances.


8.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, in 1988, the Partnership paid the General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the hotels. The fee amounted to $1,142,516, which was equal to 4.5% of Total Capitalization (Gross Offering Proceeds plus all receipts of the Partnership arising from mortgage loans). The acquisition fees were capitalized and are being amortized over a thirty-year period using the straight-line method. Acquisition fees and accumulated amortization of acquisition fees of $122,412 and $29,460, respectively, relating to the Kankakee hotel were written off in connection with the sale of the hotel in 1995, as discussed above.

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

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in managing the Partnership. The Partnership paid or accrued $46,935, $47,463 and $52,226, for the years ended December 31, 1997, 1996 and 1995,

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


8.   RELATED-PARTY TRANSACTIONS - Continued

respectively, to the General Partner or its affiliates as direct reimbursement
of expenses incurred on behalf of the Partnership.   Such reimbursements are
included in general and administrative expense on the statements of income.

     The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During 1995, the adjusted partnership investment decreased from $21,000,000 to $18,750,000 as a result of the sale of the Kankakee hotel on July 19, 1995, as discussed above. During the years ended December 31, 1997, 1996 and 1995, the Partnership paid or accrued a base asset management fee of $93,750, $93,750 and $99,956, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


9. RECONCILIATION OF NET INCOME PER FINANCIAL STATEMENTS TO NET INCOME PER TAX RETURN

     A reconciliation of net income per the financial statements to net income per the tax return follows.

                                                                    For the year ended December 31,
                                                         -------------------------------------------------
                                                             1997               1996              1995
                                                         ------------       ------------      ------------
Net income per the financial statements                  $    521,208       $    777,033      $    762,580

Adjustments for tax purposes:
  Book/tax difference on sale of property-amounts
    reserved on books in prior years                               --                 --          (600,000)

  Book/tax difference on sale of property-real
    estate taxes expensed in prior years                           --                 --           (33,860)

  Book/tax difference on sale of property-accumulated
    depreciation and amortization                                  --                 --            48,089

  Depreciation of buildings and site improvements
    computed on 40 years for tax purposes as compared
    to 30 years for financial statement purposes              242,685             75,400            10,548

                                                         ------------       ------------      ------------
Net income per the tax return                            $    763,893       $    852,433      $    187,357
                                                         ============       ============      ============


                          FINANCIAL STATEMENT SCHEDULE

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------



To the Partners
CRI Hotel Income Partners, L.P.


     In connection with our audit of the consolidated financial statements of CRI Hotel Income Partners, L.P. referred to in our report dated February 27, 1998, which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1997, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                                             Grant Thornton, LLP


Vienna, VA
February 27, 1998

                          CRI HOTEL INCOME PARTNERS, L.P.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 December 31, 1997


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
                                           ===========        ============           ====                ====

                           CRI HOTEL INCOME PARTNERS, L.P.

                                December 31, 1997



       COL. A                                   COL. E                          COL. F       COL. G     COL. H           COL. I
--------------------          -------------------------------------------    ------------    -------    -------     ----------------
                                         Gross amount at which
                                      carried at close of period                                                     Life upon
                              -------------------------------------------     Accumulated     Date                     which
                                               Building                      depreciation      of                   depreciation/
    Description                                  and                              and        Const-       Date      amortization
       Hotels                    Land        improvements      Total (C)     amortization    ruction    acquired     is computed
--------------------          -----------    ------------   -------------    ------------    -------    --------    -------------
Clearwater Days Inn           $   382,500    $ 2,981,250    $  3,363,750     $    968,906      1987       4/88         30 years

Minneapolis Days Inn              444,480      3,731,520       4,176,000        1,264,627      1983      11/87         30 years

Plymouth Days Inn                 272,727      3,204,546       3,477,273        1,068,475      (B)       12/87         30 years

Roseville Days Inn                474,783      3,195,652       3,670,435        1,047,464      1973       3/88         30 years
                              -----------    -----------    ------------     ------------
        Subtotal                1,574,490     13,112,968      14,687,458        4,349,472

Leasehold improvements
----------------------
                                                                                                                       5 years
Scottsdale Days Inn                    --      1,382,000       1,382,000        1,382,000      1969       7/88         7 months
                              -----------    -----------    ------------     ------------
        Total                 $ 1,574,490    $14,494,968    $ 16,069,458     $  5,731,472
                              ===========    ===========    ============     ============



(A)  Secures mortgage loans.

(B) Originally constructed in 1970, closed for full renovation in 1986, and reopened in 1987.

(C) The aggregate cost of land for federal income tax purposes is $1,574,490 and the aggregate cost of buildings and site improvements for federal income tax purposes is $14,494,968. The total of the above-mentioned items is $16,069,458.

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                             Method of Filing
-------                                      -----------------------------

27        Financial Data Schedule            Filed herewith electronically