Form 10QSB
period 1998-03-31
CRI HOTEL INCOME PARTNERS L P
filed 1998-05-15
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1998
                                   --------------


Commission file number                33-11096
                                   --------------



                         CRI HOTEL INCOME PARTNERS, L.P.
-------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



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



                                 (301) 468-9200
-------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1998)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - March 31, 1998
             and December 31, 1997  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three months
             ended March 31, 1998 and 1997  . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the three months ended March 31, 1998  . . . . .      3

           Statements of Cash Flows - for the three months
             ended March 31, 1998 and 1997  . . . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     14

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                  March 31,     December 31,
                                                                                                    1998           1997
                                                                                                ------------    ------------
                                                                                                 (Unaudited)
Property and equipment - at cost
  Land                                                                                          $  1,574,490    $  1,574,490
  Buildings and site improvements                                                                 13,112,968      13,112,968
  Furniture, fixtures and equipment                                                                5,709,516       5,665,358
  Leasehold improvements                                                                           1,382,000       1,382,000
                                                                                                ------------    ------------
                                                                                                  21,778,974      21,734,816
  Less: accumulated depreciation and amortization                                                 (9,689,985)     (9,453,974)
                                                                                                ------------    ------------
                                                                                                  12,088,989      12,280,842

Cash and cash equivalents                                                                            213,230         380,294
Working capital reserve                                                                            1,028,232         925,000
Receivables, reserve for replacements and other assets                                             1,304,894       1,139,454
Acquisition fees, principally paid to related parties, net of accumulated
  amortization of $346,434 and $337,933, respectively                                                673,670         682,171
Property purchase costs, net of accumulated amortization of
  $61,550 and $60,031, respectively                                                                  120,717         122,236
                                                                                                ------------    ------------

      Total assets                                                                              $ 15,429,732    $ 15,529,997
                                                                                                ============    ============

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Distributions payable                                                                         $    274,781         195,006
  Accounts payable and accrued expenses                                                              636,962    $    616,989
  Hotel trade payables                                                                               202,624         454,945
  Short-term portion of notes payable                                                                124,122         121,757
                                                                                                ------------    ------------
Total current liabilities                                                                          1,238,489       1,388,697
                                                                                                ------------    ------------
Long term debt
  Notes payable                                                                                    8,746,311       8,778,243
                                                                                                ------------    ------------
      Total liabilities                                                                            9,984,800      10,166,940
                                                                                                ------------    ------------





                    The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                             LIABILITIES - Continued

                                                                                                  March 31,     December 31,
                                                                                                    1998           1997
                                                                                                ------------    ------------
                                                                                                 (Unaudited)
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                                   (279,883)       (281,520)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                            5,724,815       5,644,577
                                                                                                ------------    ------------
      Total partners' capital                                                                      5,444,932       5,363,057
                                                                                                ------------    ------------

      Total liabilities and partners' capital                                                   $ 15,429,732    $ 15,529,997
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                               STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                ----------------------------
                                                                                                    1998            1997
                                                                                                ------------    ------------
Revenue:
  Rooms                                                                                         $  2,667,178    $  2,575,495
  Telephone                                                                                           81,906          74,983
  Rental and other                                                                                    84,140          97,176
  Food and beverage                                                                                   14,913          25,103
                                                                                                ------------    ------------
                                                                                                   2,848,137       2,772,757
                                                                                                ------------    ------------
Departmental expenses:
  Rooms                                                                                             (649,113)       (655,134)
  Telephone                                                                                          (34,870)        (24,513)
  Rental and other                                                                                   (38,083)        (43,527)
  Food and beverage                                                                                  (13,712)        (20,430)
                                                                                                ------------    ------------
                                                                                                    (735,778)       (743,604)
                                                                                                ------------    ------------
Gross operating income                                                                             2,112,359       2,029,153
                                                                                                ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                                                           29,258          17,450
  General and administrative                                                                        (331,286)       (312,788)
  Building lease expense                                                                            (269,778)       (276,470)
  Marketing                                                                                         (223,503)       (220,534)
  Depreciation and amortization                                                                     (250,103)       (235,958)
  Energy                                                                                            (126,057)       (139,536)
  Property taxes                                                                                    (140,751)       (136,217)
  Property operations and maintenance                                                               (136,275)       (139,665)
  Management fees                                                                                    (99,655)        (97,009)
  Base asset management fee, paid to related parties                                                 (23,438)        (23,438)
  Professional fees                                                                                  (12,534)        (22,533)
                                                                                                ------------    ------------
                                                                                                  (1,584,122)     (1,586,698)
                                                                                                ------------    ------------
Operating income                                                                                     528,237         442,455

Other expenses:
  Interest expense                                                                                  (171,581)       (163,775)
                                                                                                ------------    ------------
Net income                                                                                      $    356,656    $    278,680
                                                                                                ============    ============


                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                         STATEMENTS OF INCOME - Continued

                                    (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                                ----------------------------
                                                                                                    1998            1997
                                                                                                ------------    ------------
Net income allocated to General Partner (2%)                                                    $      7,133    $      5,574
                                                                                                ============    ============

Net income allocated to BAC Holders (98%)                                                       $    349,523    $    273,106
                                                                                                ============    ============

Net income per BAC based on 868,662 BACs outstanding                                            $       0.40    $       0.31
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                  (Unaudited)

                                                                                                Beneficial
                                                                                                 Assignee
                                                                                 General        Certificate
                                                                                 Partner          Holders           Total
                                                                                ---------      ------------     ------------
Balance, December 31, 1997                                                      $(281,520)     $  5,644,577     $  5,363,057

  Distributions accrued of $0.31 per BAC                                           (5,496)         (269,285)        (274,781)
    (none of which is a return of capital)

  Net income                                                                        7,133           349,523          356,656
                                                                                ---------      ------------     ------------
Balance, March 31, 1998                                                         $(279,883)     $  5,724,815     $  5,444,932
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                ------------------------------
                                                                                                    1998               1997
                                                                                                ------------      ------------
Cash flows from operating activities:
  Net income                                                                                    $    356,656      $    278,680
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                                    250,103           235,958
    Accrued interest on notes payable                                                                     --           163,775

    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                                 (138,054)         (160,142)
      Increase in accounts payable and accrued expenses                                               19,973            83,827
      (Decrease) increase in hotel trade payables                                                   (252,321)           78,612
                                                                                                ------------      ------------
         Net cash provided by operating activities                                                   236,357           680,710
                                                                                                ------------      ------------

Cash flows from investing activities:
  Purchase of property and equipment                                                                 (44,158)         (233,970)
  Net deposits to reserve for replacements                                                           (31,458)          (55,815)
  Net (deposits to) withdrawals from working capital reserves                                       (103,232)            6,880
                                                                                                ------------      ------------
         Net cash used in investing activities                                                      (178,848)         (282,905)
                                                                                                ------------      ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                             (195,006)         (398,875)
  Payment of principal on note payable                                                               (29,567)               --
                                                                                                ------------      ------------
         Net cash used in financing activities                                                      (224,573)         (398,875)
                                                                                                ------------      ------------

Net decrease in cash and cash equivalents                                                           (167,064)           (1,070)

Cash and cash equivalents, beginning of period                                                       380,294           504,423
                                                                                                ------------      ------------
Cash and cash equivalents, end of period                                                        $    213,230      $    503,353
                                                                                                ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                      $    171,581      $         --
                                                                                                ============      ============

                     The accompanying notes are an integral part
                           of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L. P. (the Partnership) reflect all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the instructions. These financial statements should be read in conjunction with the financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K at December 31, 1997.


2.   NOTES PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Zero Coupon Notes ("the former Notes") which were originally issued in connection with the Partnership's acquisition of the hotels. The amounts due on the former Notes as of December 19, 1997, were as follows:

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
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In connection with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 to Citicorp on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of Citicorp. Subject to prepayment terms, as

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

discussed below, the refinancing of the former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

     Under the terms of the new loan, commencing January 1, 2002, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the loan agreement. Citicorp has notified the General Partner that it intends to securitize the new loan in a "no lock" program, which would permit the prepayment of the new loan with a 3% penalty during the first three years, a 2% penalty during the next three years, a 1% penalty during the next three years, and no penalty during the final year. The General Partner is working with Citicorp to modify the loan documents accordingly.

     The Partnership made installments of principal and interest aggregating $201,148 during the three months ended March 31, 1998. The Partnership's balance on this loan was $8,870,433 and $8,900,000 as of March 31, 1998 and December 31, 1997, respectively.


3.   REAL ESTATE AND CAPITAL IMPROVEMENTS RESERVE ESCROWS

     In addition to the monthly loan installments payable to Citicorp, as discussed above, the Partnership must also make monthly payments to Citicorp to be escrowed for estimated annual real estate taxes and capital improvements and furniture, fixtures and equipment reserves (CIR). The monthly real estate tax payments should equal one-twelfth of the estimated yearly taxes and assessments
to be levied on the hotels, currently estimated as $37,761 per month.   Citicorp
will pay such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 shall be held in escrow by Citicorp and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due to Citicorp on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of March 31, 1998 and December 31, 1997, Citicorp held $143,856 and $75,522, respectively, for real estate taxes and $344,819 and $286,725, respectively, for capital improvement reserves. These amounts are included in Receivables, reserve for replacements and other assets in the accompanying financial statements.


4.   WORKING CAPITAL RESERVES

     The working capital reserve of $1,028,232 and $925,000 as of March 31, 1998 and December 31, 1997, respectively, consists of $800,000 set aside for Phase II of renovations to be performed at the hotels during 1998, and $228,232 and $125,000 as of March 31, 1998 and December 31, 1997, respectively, set aside for contingencies. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate.


5.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1998 and 1997:

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DISTRIBUTIONS TO BAC HOLDERS - Continued

                                  1998                         1997
                             Distributions to             Distributions to
                               BAC Holders                  BAC Holders
                         ----------------------       ----------------------
 Quarter Ended             Total        Per BAC          Total       Per BAC
 -------------           ----------     -------       ----------     -------
 March 31                $  269,285     $  0.31       $  382,211     $  0.44
                         ==========     =======       ==========     =======



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

          On January 1, 1993, the management agreements between the Partnership and Buckhead pertaining to Buckhead's management of each of the hotels were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. As amended, the management agreements expire between November 2002 and July 2003. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included modifications to the method of calculating the incentive management fee. No incentive management fees were earned for the first quarters of 1998 or 1997.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional 5-year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due.
     For the three months ended March 31, 1998 and 1997, lease payments were $269,778, and $276,470, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   COMMITMENTS - Continued

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in Interest and other income on the accompanying statements of income, was $13,518 and $13,061 for the three months ended March 31, 1998 and 1997, respectively.


7.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $11,903 and $12,080 for the three months ended March 31, 1998 and 1997, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in General and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,437 during each of the three months ended March 31, 1998 and 1997.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     CRI Hotel Income Partners, L.P.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Financial Condition/Liquidity
                         ------------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to periodic replacement of fixed assets, which are funded from the replacement reserves, the Partnership has determined that significant capital improvements are needed to enhance the marketability of the hotels. During 1997, the Partnership funded $361,584 from the working capital reserve to the hotels to address such capital improvements. The General Partner intends to fund additional monies to the hotels for further needed capital improvements. See further discussion in the working capital reserve section below.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the three months ended March 31, 1998 and 1997, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund working capital and replacement reserves. Current liabilities as of March 31, 1998 totalled $1,238,489, which represents a $150,208 decrease from the balance as of December 31, 1997. This decrease primarily resulted from a decrease in trade payables at all of the hotels, offset by increases in distributions payable and in accounts payable and accrued expenses.

Citicorp Financing
------------------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Zero Coupon Notes ("the former Notes") which were originally issued in connection with the Partnership's acquisition of the hotels. The amounts due on the former Notes as of December 19, 1997, were as follows:

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
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In connection with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 to Citicorp on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of Citicorp. Subject to prepayment terms, as discussed below, the refinancing of the former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

     Under the terms of the new loan, commencing January 1, 2002, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the loan agreement. Citicorp has notified the General Partner that it intends to securitize the new loan in a "no lock" program, which would permit the prepayment of the new loan with a 3% penalty during the first three years, a 2% penalty during the next three years, a 1% penalty during the next three years, and no penalty during the final year. The General Partner is working with Citicorp to modify the loan documents accordingly.

     The Partnership made installments of principal and interest aggregating $201,148 during the three months ended March 31, 1998. The Partnership's balance of this loan was $8,870,433 and $8,900,000 as of March 31, 1998 and December 31, 1997, respectively.

Real Estate And Capital Improvements Reserve Escrows
----------------------------------------------------

     In addition to the monthly loan installments payable to Citicorp, as discussed above, the Partnership must also make monthly payments to Citicorp to be escrowed for estimated annual real estate taxes and capital improvements and furniture, fixtures and equipment reserves (CIR). The monthly real estate tax payments should equal one-twelfth of the estimated yearly taxes and assessments
to be levied on the hotels, currently estimated as $37,761 per month.   Citicorp
will pay such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 shall be held in escrow by Citicorp and may be

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due to Citicorp on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of March 31, 1998 and December 31, 1997, Citicorp held $143,856 and $75,522, respectively, for real estate taxes and $344,819 and $286,725, respectively, for capital improvement reserves. These amounts are included in Receivables, reserve for replacements and other assets in the accompanying financial statements.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,028,232 and $925,000 as of March 31, 1998 and December 31, 1997, respectively, consists of $800,000 set aside for Phase II of renovations to be performed at the hotels during 1998, and $228,232 and $125,000 as of March 31, 1998 and December 31, 1997, respectively, set aside for contingencies. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate.

Distributions to BAC Holders
----------------------------

     The following distributions were paid or accrued to BAC Holders of record during the first quarters of 1998 and 1997:

                               1998                        1997
                          Distributions to           Distributions to
                            BAC Holders                 BAC Holders
                     ------------------------     ------------------------
 Quarter Ended         Total          Per BAC        Total         Per BAC
 -------------       ----------       -------     ----------       -------
 March 31            $  269,285       $  0.31     $  382,211       $  0.44
                     ==========       =======     ==========       =======

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased approximately $78,000 during the three months ended March 31, 1998 from the comparable period in 1997 primarily due to an increase in room revenue resulting from increases in room rates at all of the hotels, a decrease in energy costs due to a mild winter during 1998 and decreased occupancy at four of the hotels, and an increase in interest income due to higher working capital balances. Partially offsetting the increase in the Partnership's net income was an increase in general and administrative costs primarily due to increased payroll costs at the Roseville hotel, and a decrease in rental and other income due to the closing of the Happy Chef restaurant at the Roseville hotel. This restaurant will be replaced with a new tenant which will begin operations by the end of May 1998.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                         Results of Operations -- Hotels
                         -------------------------------

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

     The Partnership's Statements of Income include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three months ended March 31, 1998 and 1997 were as follows:


                                                   Gross Operating Income
                                                 For the three months ended
                                                         March 31,
                                                ----------------------------
             Hotel Location                         1998           1997
             --------------                     ------------   ------------
             Clearwater, FL                     $    424,709   $    431,696
             Minneapolis, MN                         318,993        303,231
             Plymouth, MN                            132,939        136,927
             Roseville, MN                           215,509        177,881
             Scottsdale, AZ                        1,020,209        979,418
                                                ------------   ------------
               Total                            $  2,112,359   $  2,029,153
                                                ============   ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                   Operating Income (Loss)
                                                 For the three months ended
                                                          March 31,
                                                ----------------------------
             Hotel Location                         1998           1997
             --------------                     ------------   ------------
             Clearwater, FL                     $    246,698   $    241,508
             Minneapolis, MN                         116,181         94,578
             Plymouth, MN                            (12,677)       (20,981)
             Roseville, MN                            46,452         18,854
             Scottsdale, AZ                          423,879        402,290
             Depreciation and Partnership
               operating expenses                   (292,296)      (293,794)
                                                ------------   ------------
               Total                            $    528,237   $    442,455
                                                ============   ============



                                                     Average Occupancy
                                                 For the three months ended
                                                         March 31,
                                                ----------------------------
             Hotel Location                         1998           1997
             --------------                     ------------   ------------
             Clearwater, FL                            78%            86%
             Minneapolis, MN                           73%            76%
             Plymouth, MN                              52%            61%
             Roseville, MN                             88%            80%
             Scottsdale, AZ                            94%            95%
                                                   ------         ------
               Total (1)                               78%            81%
                                                   ======         ======


(1) The totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

     Gross operating income for the Clearwater hotel for the three months ended March 31, 1998 decreased slightly from the same period in 1997 primarily due to decreased occupancy, partially offset by higher room rates. Operating income for the Clearwater hotel for the three months ended March 31, 1998 increased slightly from the same period in 1997 primarily due to decreased operating expenses associated with lower occupancy. Gross operating income and operating income for the Minneapolis hotel for the three months ended March 31, 1998 increased from the same period during 1997 despite decreased occupancy primarily due to higher room rates, decreased operating expenses associated with lower

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

occupancy and decreased energy costs due to a mild winter. Gross operating income for the Plymouth hotel for the three months ended March 31, 1998 decreased slightly from the same period in 1997 primarily due to decreased occupancy, partially offset by higher room rates. Operating loss for the Plymouth hotel for the three months ended March 31, 1998 decreased slightly from the same period in 1997 primarily due to higher room rates, decreased operating expenses associated with lower occupancy and decreased energy costs due to a mild winter. Gross operating income and operating income for the Roseville hotel for the three months ended March 31, 1998 increased from the same period in 1997 primarily due to increased demand in the area which resulted in increased occupancy and increased room rates coupled with decreased energy costs due to a mild winter. Gross operating income and operating income for the Scottsdale hotel for the three months ended March 31, 1998 increased from the same period in 1997 primarily due to higher room rates which resulted from reduced contract business.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") Computer Issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Year 2000 compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1998.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CRI HOTEL INCOME PARTNERS, L.P.
                      -------------------------------
                                (Registrant)


                       by: CRICO Hotel Associates I, L.P.
                           Its General Partner

                           by: C.R.I., Inc.
                               Its General Partner



May 15, 1998                   by: /s/ Michael J. Tuszka
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