Form 10QSB
period 1998-06-30
CRI HOTEL INCOME PARTNERS L P
filed 1998-08-12
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                                   -------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1998)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - June 30, 1998
             and December 31, 1997  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three and six months
             ended June 30, 1998 and 1997   . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the six months ended June 30, 1998   . . . . . .      3

           Statements of Cash Flows - for the six months
             ended June 30, 1998 and 1997   . . . . . . . . . . . .      4

           Notes to Financial Statements  . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     15

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                  June 30,      December 31,
                                                                                                    1998           1997
                                                                                                ------------    ------------
                                                                                                 (Unaudited)
Property and equipment - at cost
  Land                                                                                          $  1,574,490    $  1,574,490
  Buildings and site improvements                                                                 13,112,968      13,112,968
  Furniture, fixtures and equipment                                                                5,750,665       5,665,358
  Leasehold improvements                                                                           1,382,000       1,382,000
                                                                                                ------------    ------------
                                                                                                  21,820,123      21,734,816
  Less: accumulated depreciation and amortization                                                 (9,927,062)     (9,453,974)
                                                                                                ------------    ------------
                                                                                                  11,893,061      12,280,842

Cash and cash equivalents                                                                            271,990         380,294
Working capital reserve                                                                            1,113,716         925,000
Receivables, reserve for replacements and other assets                                             1,141,670       1,139,454
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $354,934 and $337,933,
  respectively                                                                                       665,169         682,171
Property purchase costs, net of accumulated amortization
  of $63,068 and $60,031, respectively                                                               119,198         122,236
                                                                                                ------------    ------------

      Total assets                                                                              $ 15,204,804    $ 15,529,997
                                                                                                ============    ============

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Distributions payable                                                                         $    274,781    $    195,006
  Accounts payable and accrued expenses                                                              608,268         616,989
  Hotel trade payables                                                                               133,025         454,945
  Short-term portion of notes payable                                                                126,533         121,757
                                                                                                ------------    ------------
Total current liabilities                                                                          1,142,607       1,388,697
                                                                                                ------------    ------------
Long term debt:
  Notes payable                                                                                    8,713,759       8,778,243
                                                                                                ------------    ------------
      Total liabilities                                                                            9,856,366      10,166,940
                                                                                                ------------    ------------




                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                LIABILITIES AND PARTNERS' CAPITAL (DEFICIT) - Continued

                                                                                                  June 30,      December 31,
                                                                                                    1998           1997
                                                                                                ------------    ------------
                                                                                                 (Unaudited)
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                                   (281,813)       (281,520)
  Beneficial Assignee Certificates (Beneficial Assignee
    Certificate (BACs)) Series A; 868,662 BACs
    issued and outstanding                                                                         5,630,251       5,644,577
                                                                                                ------------    ------------
      Total partners' capital                                                                      5,348,438       5,363,057
                                                                                                ------------    ------------

      Total liabilities and partners' capital                                                   $ 15,204,804    $ 15,529,997
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                               STATEMENTS OF INCOME

                                    (Unaudited)

                                                                   For the three months ended       For the six months ended
                                                                            June 30,                         June 30,
                                                                  ----------------------------    ----------------------------
                                                                      1998            1997            1998           1997
                                                                  ------------    ------------    ------------   ------------
Revenue:
  Rooms                                                           $  2,370,330    $  2,307,550    $  5,037,508   $  4,883,045
  Telephone                                                             74,729          73,771         156,635        148,754
  Rental and other                                                      91,724         106,898         175,864        204,074
  Food and beverage                                                     31,022          31,737          45,935         56,840
                                                                  ------------    ------------    ------------   ------------
                                                                     2,567,805       2,519,956       5,415,942      5,292,713
                                                                  ------------    ------------    ------------   ------------
Departmental expenses:
  Rooms                                                               (706,467)       (687,569)     (1,355,580)    (1,342,703)
  Telephone                                                            (25,160)        (27,944)        (60,030)       (52,457)
  Rental and other                                                     (40,581)        (35,353)        (78,664)       (78,880)
  Food and beverage                                                    (22,855)        (23,425)        (36,567)       (43,855)
                                                                  ------------    ------------    ------------   ------------
                                                                      (795,063)       (774,291)     (1,530,841)    (1,517,895)
                                                                  ------------    ------------    ------------   ------------
Gross operating income                                               1,772,742       1,745,665       3,885,101      3,774,818
                                                                  ------------    ------------    ------------   ------------

Unallocated operating income (expenses):
  Interest and other income                                             25,719          19,718          54,976         37,168
  General and administrative                                          (258,259)       (267,843)       (589,545)      (580,631)
  Building lease expense                                              (153,470)       (161,182)       (423,248)      (437,652)
  Marketing                                                           (229,254)       (226,872)       (452,757)      (447,406)
  Depreciation and amortization                                       (251,169)       (242,310)       (501,272)      (478,268)
  Energy                                                              (109,145)       (124,689)       (235,202)      (264,225)
  Property taxes                                                      (184,429)       (136,091)       (325,180)      (272,308)
  Property operations and maintenance                                 (140,038)       (141,450)       (276,313)      (281,115)
  Management fees                                                      (89,820)        (89,169)       (189,475)      (186,178)
  Base asset management fee, paid to related parties                   (23,438)        (23,437)        (46,875)       (46,875)
  Professional fees                                                    (10,146)         (3,454)        (22,680)       (25,987)
                                                                  ------------    ------------    ------------   ------------
                                                                    (1,423,449)     (1,396,779)     (3,007,571)    (2,983,477)
                                                                  ------------    ------------    ------------   ------------
Operating income                                                       349,293         348,886         877,530        791,341

Other expenses:
  Interest expense                                                    (171,006)       (167,488)       (342,587)      (331,263)
                                                                  ------------    ------------    ------------   ------------
Net income                                                        $    178,287    $    181,398    $    534,943   $    460,078
                                                                  ============    ============    ============   ============

                    The accompanying notes are an integral part
                           of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                           STATEMENTS OF INCOME - Continued

                                     (Unaudited)

                                                                   For the three months ended       For the six months ended
                                                                            June 30,                         June 30,
                                                                  ----------------------------    ----------------------------
                                                                      1998            1997            1998           1997
                                                                  ------------    ------------    ------------   ------------
Net income allocated to General Partner (2%)                      $      3,566    $      3,628    $     10,699   $      9,202
                                                                  ============    ============    ============   ============

Net income allocated to BAC Holders (98%)                         $    174,721    $    177,770    $    524,244   $    450,876
                                                                  ============    ============    ============   ============

Net income per BAC based on 868,662 BACs outstanding              $       0.20    $       0.21    $       0.60   $       0.52
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                              CRI HOTEL INCOME PARTNERS, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                      (Unaudited)

                                                                                                Beneficial
                                                                                                 Assignee
                                                                                 General        Certificate
                                                                                 Partner          Holders            Total
                                                                                ---------      ------------      ------------
Balance, December 31, 1997                                                      $(281,520)     $  5,644,577      $  5,363,057

  Distributions paid or accrued of $0.62 per BAC
    (none of which is a return of capital)                                        (10,992)         (538,570)         (549,562)

  Net income                                                                       10,699           524,244           534,943
                                                                                ---------      ------------      ------------

Balance, June 30, 1998                                                          $(281,813)     $  5,630,251      $  5,348,438
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                 For the six months ended
                                                                                                          June 30,
                                                                                               ------------------------------
                                                                                                   1998               1997
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                                                   $    534,943      $    460,078
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                   501,272           478,268
    Accrued interest on notes payable                                                                    --           331,263

    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets, net                                      107,630          (113,862)
      Decrease in accounts payable and accrued expenses                                              (8,721)          (30,238)
      (Decrease) increase in hotel trade payables                                                  (321,920)          143,545
                                                                                               ------------      ------------
         Net cash provided by operating activities                                                  813,204         1,269,054
                                                                                               ------------      ------------

Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                                                     (85,307)         (508,059)
  Net (deposits to) withdrawals from working capital reserve                                       (188,716)           62,980
  Net deposits to reserve for replacements                                                         (117,990)          (12,251)
                                                                                               ------------      ------------
         Net cash used in investing activities                                                     (392,013)         (457,330)
                                                                                               ------------      ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                            (469,787)         (788,887)
  Payment of principal on note payable                                                              (59,708)               --
                                                                                               ------------      ------------
         Net cash used in financing activities                                                     (529,495)         (788,887)
                                                                                               ------------      ------------

Net (decrease) increase in cash and cash equivalents                                               (108,304)           22,837

Cash and cash equivalents, beginning of period                                                      380,294           504,423
                                                                                               ------------      ------------

Cash and cash equivalents, end of period                                                       $    271,990      $    527,260
                                                                                               ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    342,587      $         --
                                                                                               ============      ============

                     The accompanying notes are an integral part
                            of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L. P. (the Partnership) reflect all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.
The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the instructions. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report filed on Form 10-K at December 31, 1997.


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
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In connection with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable,

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

at the option of the holder. Subject to prepayment terms, as discussed below, the refinancing of the former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. Citicorp has notified the General Partner that it has securitized the new loan in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. The new loan documents have been modified accordingly. Additionally, see Note 7 for further information pertaining to the acquisition and servicing of the Citicorp note.

     The Partnership made installments of principal and interest aggregating $402,294 during the six months ended June 30, 1998. The Partnership's balance on this loan was $8,840,292 and $8,900,000 as of June 30, 1998 and December 31, 1997, respectively.


3.   REAL ESTATE AND CAPITAL IMPROVEMENTS RESERVE ESCROWS

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements and furniture, fixtures and equipment reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $37,761 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of June 30, 1998 and December 31, 1997, Citicorp held $75,818 and $75,522, respectively, for real estate taxes and $402,912 and $286,725, respectively, for capital improvement reserves. These amounts are included in Receivables, reserve for replacements and other assets in the accompanying financial statements.


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,113,716 and $925,000 as of June 30, 1998 and December 31, 1997, respectively, consists of $800,000 set aside for Phase II of renovations to be performed at the hotels during 1998, and $188,716 and $125,000 as of June 30, 1998 and December 31, 1997, respectively, set aside for contingencies. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC Holders of record during the first two quarters of 1998 and 1997:

                                                        1998                                 1997
                                                  Distributions to                     Distributions to
                                                     BAC Holders                          BAC Holders
                                            ----------------------------          ----------------------------
     Quarter Ended                            Total              Per BAC             Total             Per BAC
     -------------                          ----------           -------          ----------           -------
     March 31                               $  269,285           $  0.31          $  382,211           $  0.44
     June 30                                   269,285              0.31             382,211              0.44
                                            ----------           -------          ----------           -------
                                            $  538,570           $  0.62          $  764,422           $  0.88
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

          On January 1, 1993, the management agreements between the Partnership and Buckhead were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenues. As amended, the management agreements expire between November 2002 and July 2003. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included modifications to the method of calculating the incentive management fee. No incentive management fees were earned for the first two quarters of 1998 or 1997.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   COMMITMENTS - Continued

     at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three and six months ended June 30, 1998, lease payments were $153,470, and $423,248, respectively, and $161,182 and $437,652 for the three and six months ended June 30, 1997, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in Interest and other income on the accompanying statements of income, was $13,518 and $27,036 for the three and six months ended June 30, 1998, respectively. and $13,061 and $26,122 for the three and six months ended June 30, 1997, respectively.


7.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $18,710 and $30,613 for the three and six months ended June 30, 1998, respectively, and $17,680 and $29,760 for the three and six months ended June 30, 1997, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in General and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,437 and $46,875 for the three and six months ended June 30, 1998, respectively, and like amounts for the three and six months ended June 30, 1997, respectively.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 2) was acquired by CRIIMI MAE Inc., and was included in a securitization by them in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE affiliate, will retain a portion of the cash flow, as well as any prepayment penalties. The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of a 100% equity interest in, C.R.I., Inc. which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership.

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

     A number of investors have taken the opportunity to liquidate their Beneficial Assignee Certificates (BACs) in the Partnership. Through August 12, 1998, approximately 4.9% of all the BACs have been sold. If more that 5% of the total outstanding BACs in the Partnership are transferred in any one year period (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership", with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. Accordingly, to remain within the 5% safe harbor, effective June 1, 1998, the General Partner of the Partnership has halted recognition of any transfers that exceed the safe harbor limit. The result is that there is no liquidity available for BAC Holders wishing to dispose of their interests until after January 1, 1999.

                          Financial Condition/Liquidity
                         ------------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to periodic replacement of fixed assets, which are funded from the replacement reserves, the Partnership has determined that significant capital improvements are needed to enhance the marketability of the hotels. During 1997, the Partnership funded $361,584 from the working capital reserve to the hotels to address such capital improvements. The General Partner intends to fund additional Partnership monies to the hotels for further needed capital improvements. See further discussion in the working capital reserve section below.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for the six months ended June 30, 1998 and 1997, along with existing cash resources, was adequate to support operating, investing and financing requirements and declared distributions to BAC Holders and the General Partner. The Partnership estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund working capital and replacement reserves. Current liabilities as of June 30, 1998 totalled $1,142,607, which represents a $246,090 decrease from the balance as of December 31, 1997. This decrease primarily resulted from a decrease in trade payables at four of the hotels, partially offset by an increase in distributions payable.

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
                                             -----------
                                             $ 7,874,369
                                             ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In connection with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the refinancing of the former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. Citicorp has notified the General Partner that it has securitized the new loan in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. The new loan documents have been modified accordingly.

     The Partnership made installments of principal and interest aggregating $402,294 during the six months ended June 30, 1998. The Partnership's balance on this loan was $8,840,292 and $8,900,000 as of June 30, 1998 and December 31, 1997, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Real Estate And Capital Improvements Reserve Escrows
----------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements and furniture, fixtures and equipment reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $37,761 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of June 30, 1998 and December 31, 1997, Citicorp held $75,818 and $75,522, respectively, for real estate taxes and $402,912 and $286,725, respectively, for capital improvement reserves. These amounts are included in Receivables, reserve for replacements and other assets in the accompanying financial statements.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,113,716 and $925,000 as of June 30, 1998 and December 31, 1997, respectively, consists of $800,000 set aside for Phase II of renovations to be performed at the hotels during 1998, and $188,716 and $125,000 as of June 30, 1998 and December 31, 1997, respectively, set aside for contingencies. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate.

Distributions to BAC Holders
----------------------------

     The following distributions were paid or accrued to BAC Holders of record during the first two quarters of 1998 and 1997:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                           1998                            1997
                                                                     Distributions to                Distributions to
                                                                        BAC Holders                     BAC Holders
                                                               ----------------------------    ----------------------------
     Quarter Ended                                               Total             Per BAC        Total             Per BAC
     -------------                                             ----------          -------     ----------           -------
     March 31                                                  $  269,285          $  0.31     $  382,211           $  0.44
     June 30                                                      269,285             0.31        382,211              0.44
                                                               ----------          -------     ----------           -------
                                                               $  538,570          $  0.62     $  764,422           $  0.88
                                                               ==========          =======     ==========           =======

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased approximately $3,000 during the three months ended June 30, 1998 from the comparable period in 1997 primarily due to increased property tax expense due to timing differences, increased rooms expense due to increased labor costs and benefits and decreased rental and other income primarily due to loss rents during the time lag between the closing of the Happy Chef restaurant at the Roseville hotel, and its replacement by a new tenant. Partially offsetting the decrease in the Partnership's net income was an increase in rooms revenue resulting from increases in room rates at all of the hotels, and a decrease in energy costs primarily due to decreased occupancy at all of the hotels.

     The Partnership's net income increased approximately $75,000 during the six months ended June 30, 1998 from the comparable period in 1997 primarily due to an increase in rooms revenue as discussed above, a decrease in energy expense as discussed above, and an increase in interest and other income due to higher working capital balances during 1998. Partially offsetting the increase in the Partnership's net income was an increase in property tax expense as discussed above, a decrease in rental and other income as discussed above, an increase in depreciation and amortization expense due to capital improvements made at the hotels, and an increase in rooms expense as discussed above.

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

     The Partnership's Statements of Income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and six months ended June 30, 1998 and 1997 were as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                            Gross Operating Income                 Gross Operating Income
                                                          For the three months ended              For the six months ended
                                                                   June 30,                                June 30,
                                                         ----------------------------           ----------------------------
Hotel Location                                               1998             1997                  1998            1997
--------------                                           ------------     ------------          ------------    ------------
Clearwater, FL                                           $    242,328     $    269,847          $    667,037    $    701,543
Minneapolis, MN                                               446,325          411,187               765,318         714,418
Plymouth, MN                                                  224,776          203,439               357,715         340,366
Roseville, MN                                                 264,070          274,948               479,579         452,829
Scottsdale, AZ                                                595,243          586,244             1,615,452       1,565,662
                                                         ------------     ------------          ------------    ------------
       Total                                             $  1,772,742     $  1,745,665          $  3,885,101    $  3,774,818
                                                         ============     ============          ============    ============


                                                               Operating Income                       Operating Income
                                                          For the three months ended              For the six months ended
                                                                   June 30,                                June 30,
                                                         ----------------------------           ----------------------------
Hotel Location                                               1998             1997                  1998            1997
--------------                                           ------------     ------------          ------------    ------------
Clearwater, FL                                           $     86,272     $    105,747          $    332,967    $    347,255
Minneapolis, MN                                               233,708          218,955               349,889         313,533
Plymouth, MN                                                   86,389           60,170                73,707          39,189
Roseville, MN                                                 121,656          118,226               168,114         137,080
Scottsdale, AZ                                                152,969          130,620               576,846         532,910
Depreciation and Partnership operating expenses              (331,701)        (284,832)             (623,993)       (578,626)
                                                         ------------     ------------          ------------    ------------
      Total                                              $    349,293     $    348,886          $    877,530    $    791,341
                                                         ============     ============          ============    ============


PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                   Weighted                                Weighted
                                                              Average Occupancy                       Average Occupancy
                                                          For the three months ended              For the six months ended
                                                                   June 30,                                June 30,
                                                         ----------------------------           ----------------------------
Hotel Location                                               1998             1997                  1998            1997
--------------                                           ------------     ------------          ------------    ------------
Clearwater, FL                                                  61%              65%                   69%             76%
Minneapolis, MN                                                 89%              90%                   81%             83%
Plymouth, MN                                                    76%              77%                   64%             69%
Roseville, MN                                                   92%              98%                   90%             89%
Scottsdale, AZ                                                  90%              91%                   92%             95%
                                                            ------           ------                ------          ------
    Total (2)                                                   82%              85%                   80%             83%
                                                            ======           ======                ======          ======


(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three and six months ended June 30, 1998 decreased from the same periods in 1997 primarily due to increased competition from new hotels in the market.
Gross operating income and operating income for the Minneapolis hotel for the three and six months ended June 30, 1998 increased from the same periods during 1997 despite decreased occupancy primarily due to higher room rates and decreased operating expenses associated with lower occupancy. Gross operating income and operating income for the Plymouth hotel for the three and six months ended June 30, 1998 increased from the same periods in 1997 primarily due to the positive effects rooms renovation in 1997 which attracted higher-rate business. Gross operating income for the Roseville hotel for the three months ended June 30, 1998 decreased from the same period in 1997 primarily due to declines in rental revenue and in guaranteed no-show income. Operating income for the Roseville hotel for the three months ended June 30, 1998 increased from the same period in 1997 primarily due to changing vendors, employee incentives and strong cost controls. Gross operating income and operating income for the Roseville hotel for the six months ended June 30, 1998 increased from the same period during 1997 due to increased rental rates. Gross operating income and operating income for the Scottsdale hotel for the three and six months ended June 30, 1998 increased from the same periods in 1997 primarily due to tighter operational controls and expense reductions.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CRI HOTEL INCOME PARTNERS, L.P.
                         -----------------------------------------------
                                       (Registrant)

                         by: CRICO Hotel Associates I, L.P.
                             -------------------------------------------
                             General Partner

                             by: C.R.I., Inc.
                                 ---------------------------------------
                                 its General Partner



August 12, 1998                  by: /s/ Michael J. Tuszka
---------------                      -----------------------------------
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