Form 10QSB
period 1998-09-30
CRI HOTEL INCOME PARTNERS L P
filed 1998-11-13
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998
                                   ------------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1998)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                      Page
                                                                      ----

PART I.    Financial Information (Unaudited)

Item 1.    Financial Statements

           Balance Sheets - September 30, 1998
             and December 31, 1997  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three and nine months
             ended September 30, 1998 and 1997  . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the nine months ended September 30, 1998   . . .      3

           Statements of Cash Flows - for the nine months
             ended September 30, 1998 and 1997  . . . . . . . . . .      4

           Notes to Financial Statements  - September 30, 1998
             and 1997   . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .     10

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     17

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CRI HOTEL INCOME PARTNERS, L.P.

                                BALANCE SHEETS

                                    ASSETS

                                                                                               September 30,    December 31,
                                                                                                   1998            1997
                                                                                               ------------     ------------
                                                                                                (Unaudited)
Property and equipment - at cost:
  Land                                                                                         $  1,574,490     $  1,574,490
  Buildings and site improvements                                                                13,112,968       13,112,968
  Furniture, fixtures and equipment                                                               6,381,483        5,665,358
  Leasehold improvements                                                                          1,382,000        1,382,000
                                                                                               ------------     ------------
                                                                                                 22,450,941       21,734,816
  Less: accumulated depreciation and amortization                                               (10,172,538)      (9,453,974)
                                                                                               ------------     ------------
                                                                                                 12,278,403       12,280,842

Cash and cash equivalents                                                                           100,991          380,294
Working capital reserve                                                                             760,150          925,000
Receivables, capital improvements reserve and other assets                                        1,197,308        1,139,454
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $363,435 and $337,933, respectively                                   656,669          682,171
Property purchase costs, net of accumulated amortization
  of $64,588 and $60,031, respectively                                                              117,679          122,236
                                                                                               ------------     ------------

      Total assets                                                                             $ 15,111,200     $ 15,529,997
                                                                                               ============     ============





















                   The accompanying notes are an integral part
                           of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                              BALANCE SHEETS - Continued

                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                                               September 30,    December 31,
                                                                                                   1998            1997
                                                                                               ------------     ------------
                                                                                                (Unaudited)
Current liabilities:
  Distributions payable                                                                        $    274,781     $    195,006
  Accounts payable and accrued expenses                                                             575,651          616,989
  Hotel trade payables                                                                              246,850          454,945
  Short-term portion of notes payable                                                               128,991          121,757
                                                                                               ------------     ------------
Total current liabilities                                                                         1,226,273        1,388,697
                                                                                               ------------     ------------

Long term debt:
  Notes payable                                                                                   8,680,575        8,778,243
                                                                                               ------------     ------------
      Total liabilities                                                                           9,906,848       10,166,940
                                                                                               ------------     ------------

Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                                  (284,695)        (281,520)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                           5,489,047        5,644,577
                                                                                               ------------     ------------
      Total partners' capital                                                                     5,204,352        5,363,057
                                                                                               ------------     ------------

      Total liabilities and partners' capital                                                  $ 15,111,200     $ 15,529,997
                                                                                               ============     ============















                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                                STATEMENTS OF INCOME

                                    (Unaudited)

                                                                 For the three months ended         For the nine months ended
                                                                        September 30,                      September 30,
                                                                ----------------------------      ----------------------------
                                                                    1998            1997              1998            1997
                                                                ------------    ------------      ------------    ------------
Revenue:
  Rooms                                                         $  2,288,928    $  2,293,727      $  7,326,436    $  7,176,772
  Telephone                                                           78,259          70,262           234,894         219,016
  Rental and other                                                    96,806          91,349           272,670         295,423
  Food and beverage                                                   31,037          27,870            76,972          84,710
                                                                ------------    ------------      ------------    ------------
                                                                   2,495,030       2,483,208         7,910,972       7,775,921
                                                                ------------    ------------      ------------    ------------
Departmental expenses:
  Rooms                                                             (695,877)       (708,722)       (2,051,457)     (2,051,425)
  Telephone                                                          (39,401)        (25,562)          (99,431)        (78,019)
  Rental and other                                                   (42,932)        (37,667)         (121,596)       (116,547)
  Food and beverage                                                  (25,867)        (22,161)          (62,434)        (66,016)
                                                                ------------    ------------      ------------    ------------
                                                                    (804,077)       (794,112)       (2,334,918)     (2,312,007)
                                                                ------------    ------------      ------------    ------------
Gross operating income                                             1,690,953       1,689,096         5,576,054       5,463,914
                                                                ------------    ------------      ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                           24,036          18,561            79,012          55,729
  General and administrative                                        (258,169)       (252,511)         (847,714)       (833,142)
  Building lease                                                    (124,454)       (126,132)         (547,702)       (563,784)
  Marketing                                                         (214,182)       (230,517)         (666,939)       (677,923)
  Depreciation and amortization                                     (259,569)       (246,743)         (760,841)       (725,011)
  Energy                                                            (142,627)       (143,265)         (377,829)       (407,490)
  Property taxes                                                    (145,053)       (136,358)         (470,233)       (408,666)
  Property operations and maintenance                               (146,850)       (141,556)         (423,163)       (422,671)
  Management fees                                                    (87,308)        (85,889)         (276,783)       (272,067)
  Base asset management fee, paid to related parties                 (23,437)        (23,437)          (70,312)        (70,312)
  Professional fees                                                  (12,224)         (9,932)          (34,904)        (35,919)
                                                                ------------    ------------      ------------    ------------
                                                                  (1,389,837)     (1,377,779)       (4,397,408)     (4,361,256)
                                                                ------------    ------------      ------------    ------------
Operating income                                                     301,116         311,317         1,178,646       1,102,658

Other expenses:
  Interest expense                                                  (170,421)       (171,284)         (513,008)       (502,547)
                                                                ------------    ------------      ------------    ------------

Net income                                                      $    130,695    $    140,033      $    665,638    $    600,111
                                                                ============    ============      ============    ============

                    The accompanying notes are an integral part
                            of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                             CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF INCOME - Continued

                                     (Unaudited)

                                                                 For the three months ended         For the nine months ended
                                                                        September 30,                      September 30,
                                                                ----------------------------      ----------------------------
                                                                    1998            1997              1998            1997
                                                                ------------    ------------      ------------    ------------
Net income allocated to General Partner (2%)                    $      2,614    $      2,801      $     13,313    $     12,002
                                                                ============    ============      ============    ============

Net income allocated to BAC Holders (98%)                       $    128,081    $    137,232      $    652,325    $    588,109
                                                                ============    ============      ============    ============

Net income per BAC based on 868,662 BACs outstanding            $       0.15    $       0.16      $       0.75    $       0.68
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                    (Unaudited)

                                                                                                 Beneficial
                                                                                                  Assignee
                                                                                 General         Certificate
                                                                                 Partner           Holders           Total
                                                                                ---------       ------------     ------------
Balance, December 31, 1997                                                      $(281,520)      $  5,644,577     $  5,363,057

  Distributions paid or accrued of $0.93 per BAC
    (including return of capital of $0.18 per BAC)                                (16,488)          (807,855)        (824,343)

  Net income                                                                       13,313            652,325          665,638
                                                                                ---------       ------------     ------------

Balance, September 30, 1998                                                     $(284,695)      $  5,489,047     $  5,204,352
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                               STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                                                  For the nine months ended
                                                                                                        September 30,
                                                                                               ------------------------------
                                                                                                   1998               1997
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                                                   $    665,638      $    600,111

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                   760,841           725,011
    Accrued interest on notes payable                                                                    --           502,547

    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets, net                                       89,210          (188,974)
      (Decrease) increase in accounts payable and accrued expenses                                  (41,338)          165,308
      (Decrease) increase in hotel trade payables                                                  (208,095)            2,901
                                                                                               ------------      ------------
        Net cash provided by operating activities                                                 1,266,256         1,806,904
                                                                                               ------------      ------------

Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                                                    (716,125)         (588,668)
  Net withdrawals from (deposits to) working capital reserve                                        164,850            (6,804)
  Net (deposits to) withdrawals from capital improvements reserve                                  (159,282)           52,576
                                                                                               ------------      ------------
        Net cash used in investing activities                                                      (710,557)         (542,896)
                                                                                               ------------      ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                            (744,568)       (1,178,899)
  Payment of principal on note payable                                                              (90,434)               --
                                                                                               ------------      ------------
        Net cash used in financing activities                                                      (835,002)       (1,178,899)
                                                                                               ------------      ------------

Net (decrease) increase in cash and cash equivalents                                               (279,303)           85,109

Cash and cash equivalents, beginning of period                                                      380,294           504,423
                                                                                               ------------      ------------
Cash and cash equivalents, end of period                                                       $    100,991      $    589,532
                                                                                               ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    513,007      $         --
                                                                                               ============      ============

                   The accompanying notes are an integral part
                          of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L. P. (the Partnership) reflect all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.   NOTES PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes (Former Notes) which were originally issued in connection with the Partnership's acquisition of the hotels. The amounts due on the former Notes as of December 19, 1997, were as follows:

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
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the Former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In accordance with the terms of the new loan, the

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

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

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. Additionally, see Note 7 for further information pertaining to the acquisition and servicing of the Citicorp note.

     The Partnership made installments of principal and interest aggregating $603,441 during the nine months ended September 30, 1998. The Partnership's balance on this loan was $8,809,566 and $8,900,000 as of September 30, 1998 and December 31, 1997, respectively.


3.   REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVE ESCROWS

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $37,761 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of September 30, 1998 and December 31, 1997, Citicorp held $64,883 and $75,522, respectively, for real estate taxes and $461,006 and $286,725, respectively, for capital improvement reserves. These amounts are included in Receivables, capital improvements reserve and other assets in the accompanying financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   WORKING CAPITAL RESERVE

     As of September 30, 1998 and December 31, 1997, the working capital reserve of $760,150 and $925,000, respectively, consisted of $428,274 and $800,000, respectively, set aside for Phase II of renovations to be performed at the hotels, and $331,876 and $125,000, respectively, set aside for contingencies. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC holders of record during the first three quarters of 1998 and 1997:

                                               1998                                     1997
                                         Distributions to                         Distributions to
                                            BAC Holders                              BAC Holders
                                   ----------------------------             ----------------------------
     Quarter Ended                   Total              Per BAC                Total             Per BAC
     -------------                 ----------           -------             ----------           -------
     March 31                      $  269,285           $  0.31             $  382,211           $  0.44
     June 30                          269,285              0.31                382,211              0.44
     September 30                     269,285              0.31                382,211              0.44
                                   ----------           -------             ----------           -------
                                   $  807,855           $  0.93             $1,146,633           $  1.32
                                   ==========           =======             ==========           =======


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Buckhead Hotel Management Company, Inc. (Buckhead) for operation of the hotels. Each agreement was for an initial term of ten years, with a five-year renewal option. The agreements called for a base management fee of 2.5% of gross revenues from operations, a marketing fee of 1.5% of net room revenues, and a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms. The agreements also called for incentive management fees generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership.

          On January 1, 1993, the management agreements between the Partnership and Buckhead were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenues. As amended, the management agreements expire between November 2002 and July 2003. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included modifications to the method of calculating the incentive management fee. No incentive management fees were earned for the first three quarters of 1998 or 1997.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   COMMITMENTS - Continued

     at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three and nine months ended September 30, 1998, lease payments were $124,454, and $547,702, respectively, and $126,132 and $563,784 for the three and nine months ended September 30, 1997, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in Interest and other income on the accompanying statements of income, was $13,518 and $40,554 for the three and nine months ended September 30, 1998, respectively, and $13,061 and $39,182 for the three and nine months ended September 30, 1997, respectively.


7.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $18,710 and $42,118 for the three and nine months ended September 30, 1998, respectively, and $8,607 and $38,367 for the three and nine months ended September 30, 1997, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in General and administrative expense on the statements of income.

     The amount of the base asset management fee earned by the General Partner or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,437 and $70,312 for the three and nine months ended September 30, 1998, respectively, and like amounts for the three and nine months ended September 30, 1997.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     CRI Hotel Income Partners, L.P.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

     A number of investors have sold their Beneficial Assignee Certificates
(BACs) in the Partnership to other investors. From January 1 through May 22, 1998, approximately 4.9% of outstanding BACs were sold. If more than 5% of the total outstanding BACs in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. Accordingly, to remain within the 5% safe harbor, effective June 1, 1998, the General Partner of the Partnership halted recognition of any transfers that exceed the safe harbor limit. As a result, current BAC holders may not sell their interests until after January 1, 1999.

                          Financial Condition/Liquidity
                         ------------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to periodic replacement of fixed assets, which are funded from the capital improvements reserve, the Partnership has determined that significant capital improvements are needed to enhance the marketability of the hotels. During the nine months ended September 30, 1998 and 1997, the Partnership funded $371,726 and $361,584 from the working capital reserve to the hotels for such capital improvements. The General Partner intends to fund additional Partnership monies to the hotels for further needed capital improvements. See further discussion in the working capital reserve section, below.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC holders. The Partnership's net cash provided by operating activities for the nine months ended September 30, 1998 and 1997, along with existing cash resources, were adequate to support operating, investing and financing requirements, and to make distributions to BAC holders and the General Partner. Cash and cash equivalents decreased during the nine months ended September 30, 1998 primarily due to the purchase of furniture, fixture and equipment at the hotels. The General Partner estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of September 30, 1998 totalled $1,226,273, which represents a $162,424 decrease from the balance as of December 31, 1997. This decrease primarily resulted from

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

a decrease in trade payables at four of the hotels, partially offset by an increase in distributions payable.

Citicorp Financing
------------------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Zero Coupon Notes ("Former Notes") which were originally issued in connection with the Partnership's acquisition of the hotels. The amounts due on the former Notes as of December 19, 1997, were as follows:

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
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the Former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In accordance with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the refinancing of the Former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership made installments of principal and interest aggregating $603,441 during the nine months ended September 30, 1998. The Partnership's balance on this loan was $8,809,566 and $8,900,000 as of September 30, 1998 and December 31, 1997, respectively.

Real Estate Tax And Capital Improvements Reserve Escrows
--------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $37,761 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of September 30, 1998 and December 31, 1997, Citicorp held $64,883 and $75,522, respectively, for real estate taxes and $461,006 and $286,725, respectively, for capital improvement reserves. These amounts are included in receivables, capital improvements reserve and other assets in the accompanying financial statements.

Working Capital Reserve
-----------------------

     As of September 30, 1998 and December 31, 1997, the working capital reserve of $760,150 and $925,000, respectively, consisted of $428,274 and $800,000, respectively, set aside for Phase II of renovations to be performed at the hotels, and $331,876 and $125,000, respectively, set aside for contingencies. The working capital reserve may be increased or reduced by the General Partner as deemed appropriate.

Distributions to BAC Holders
----------------------------

     The following distributions were paid or accrued to BAC holders of record during the first three quarters of 1998 and 1997:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                             1998                        1997
                       Distributions to            Distributions to
                         BAC Holders                  BAC Holders
                      -------------------       ----------------------
     Quarter Ended       Total    Per BAC           Total      Per BAC
     -------------    ----------  -------        ----------    -------
     March 31         $  269,285  $  0.31        $  382,211    $  0.44
     June 30             269,285     0.31           382,211       0.44
     September 30        269,285     0.31           382,211       0.44
                      ----------  -------        ----------    -------
                      $  807,855  $  0.93        $1,146,633    $  1.32
                      ==========  =======        ==========    =======

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased approximately $9,000 during the three months ended September 30, 1998 from the comparable period in 1997 primarily due to increased telephone expense due to incorrect billing from the hotels' long distance carrier during the third quarter 1998 (which will be credited to the hotels during the fourth quarter 1998), increased depreciation expense due to capital improvements made at the hotels, and increased property taxes due to timing differences. Partially offsetting the decrease in the Partnership's net income was a decrease in marketing expense due to the consolidation of sales positions at the University and Roseville hotels, and a decrease in rooms expense due to the overall decrease in occupancy at the hotels.

     The Partnership's net income increased approximately $66,000 during the nine months ended September 30, 1998 from the comparable period in 1997 primarily due to an increase in rooms revenue resulting from increases in room rates at all of the hotels, a decrease in energy expense due to decreased occupancy at four of the hotels, an increase in interest and other income due to higher working capital balances during 1998, a decrease in building lease expense due to decreased revenues at the Scottsdale hotel (the building lease expense is based on a percentage of rental revenues), and increased telephone revenue due to the implementation of a new policy allowing collection of $1 per day per room for unlimited local calls. Partially offsetting the increase in the Partnership's net income was an increase in property tax expense and an increase in depreciation expense, both of which are discussed above, and decreased rental and other revenue due to lost rents during the time lag between the closing of the Happy Chef restaurant and its replacement by a new tenant during the second quarter at the Roseville hotel. Also partially offsetting the increase in the Partnership's net income was an increase in telephone expense, as discussed above, and increased general and administrative expenses primarily due to higher payroll costs.

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

     The Partnership's Statements of Income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and nine months, each ended September 30, 1998 and 1997, were as follows:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                    Gross Operating Income                Gross Operating Income
                                                  For the three months ended             For the nine months ended
                                                        September 30,                          September 30,
                                                 ----------------------------          ----------------------------
Hotel Location                                       1998            1997                  1998            1997
--------------                                   ------------    ------------          ------------    ------------
Clearwater, FL                                   $    189,830    $    206,120          $    856,867    $    907,663
Minneapolis, MN                                       489,610         455,425             1,254,928       1,169,843
Plymouth, MN                                          286,263         273,048               643,978         613,414
Roseville, MN                                         296,327         316,333               775,906         769,162
Scottsdale, AZ                                        428,923         438,170             2,044,375       2,003,832
                                                 ------------    ------------          ------------    ------------
  Total                                          $  1,690,953    $  1,689,096          $  5,576,054    $  5,463,914
                                                 ============    ============          ============    ============


                                                       Operating Income                      Operating Income
                                                  For the three months ended             For the nine months ended
                                                        September 30,                          September 30,
                                                 ----------------------------          ----------------------------
Hotel Location                                       1998            1997                  1998            1997
--------------                                   ------------    ------------          ------------    ------------
Clearwater, FL                                   $     30,122    $     58,753          $    363,089    $    406,008
Minneapolis, MN                                       278,514         250,403               628,403         563,936
Plymouth, MN                                          141,193         114,477               214,900         153,666
Roseville, MN                                         140,107         147,674               308,221         284,754
Scottsdale, AZ                                          8,536          23,375               585,382         556,285
Depreciation and Partnership operating expenses      (297,356)       (283,365)             (921,349)       (861,991)
                                                 ------------    ------------          ------------    ------------
  Total                                          $    301,116    $    311,317          $  1,178,646    $  1,102,658
                                                 ============    ============          ============    ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                           Weighted                               Weighted
                                                      Average Occupancy                      Average Occupancy
                                                  For the three months ended             For the nine months ended
                                                        September 30,                          September 30,
                                                 ----------------------------          ----------------------------
Hotel Location                                       1998            1997                  1998            1997
--------------                                   ------------    ------------          ------------    ------------
Clearwater, FL                                          55%             59%                   64%             70%
Minneapolis, MN                                         92%             86%                   85%             84%
Plymouth, MN                                            80%             76%                   70%             72%
Roseville, MN                                           87%            100%                   89%             93%
Scottsdale, AZ                                          84%             90%                   89%             92%
                                                    ------          ------                ------          ------
  Total (1)                                             80%             83%                   80%             83%
                                                    ======          ======                ======          ======


(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three and nine months ended September 30, 1998 decreased from the same periods in 1997 primarily due to increased competition from new hotels in the market. Gross operating income and operating income for the Minneapolis hotel for the three and nine months ended September 30, 1998 increased from the same periods in 1997 primarily due to higher room rates. Gross operating income and operating income for the Plymouth hotel for the three and nine months ended September 30, 1998 increased from the same periods in 1997 primarily due to the positive effect of rooms renovation in 1997, which attracted higher-rate business. Gross operating income and operating income for the Roseville hotel for the three months ended September 30, 1998 decreased from the same period in 1997 primarily due to declines in rental revenue and in guaranteed no-show income. Gross operating income and operating income for the Roseville hotel for the nine months ended September 30, 1998 increased from the same period in 1997, despite decreased occupancy, due to increased rental rates. Gross operating income and operating income for the Scottsdale hotel for the three months ended September 30, 1998 decreased from the same period in 1997 primarily due to decreased occupancy as well as wage increases due to turnover and kitchen repairs for a new caterer. Gross operating income and operating income for the Scottsdale hotel for the nine months ended September 30, 1998 increased from the same periods in 1997 primarily due to increased rental rates and the implementation of a new policy allowing collection of $1 per day per room for unlimited local calls.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999.

     The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is substantially complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. The Managing General Partner expects final completion of this phase by November 30, 1998. The Assessment Phase is currently underway. Under the Assessment Phase, all applications and functions identified in the Planning Phase are being analyzed to determine Y2K compliance and the materiality of each identified risk is being determined. In the event of noncompliance, for a material risk, timetables for corrective action, as well as estimated costs to achieve compliance, are being determined. Completion of this phase is expected by December 31, 1998. The Implementation Phase is also underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

systems, is expected to begin during January 1999 and continue throughout 1999. Contingency planning is scheduled to commence during the fourth quarter 1998 and be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1998.

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



November 13, 1998                by: /s/ Michael J. Tuszka
-----------------                    -----------------------------------
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