Form 10KSB
period 1998-12-31
CRI HOTEL INCOME PARTNERS L P
filed 1999-03-25
CIK 808377

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                              -----------------

Commission file number             33-11096
                              -----------------

                         CRI HOTEL INCOME PARTNERS, L.P.
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          District of Columbia                          52-1500621
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number      (301) 468-9200
                              -----------------



Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
            NONE                                            N/A
-----------------------------------------         ----------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Beneficial Assignee Certificates
------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year. $10,111,153

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                         CRI HOTEL INCOME PARTNERS, L.P.

                        1998 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----
                                     PART I
                                     ------

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-2
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-2
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-2


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-9
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-9


                                    PART III
                                    --------

Item 9.  Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 10. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 11. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 12. Certain Relationships and Related Transactions   .      III-3
Item 13. Exhibits and Reports on Form 8-K   . . . . . . . .      III-4

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-6

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-8

                                     PART I
                                     ------


ITEM 1.   BUSINESS
          --------

Development and Description of Business
---------------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. (Days Inns). The Partnership's primary objective continues to be cash flow growth and capital appreciation. However, the attainment of this objective is principally dependent on the hotels' operations. The hotels are operated by Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.

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

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest, discussed below.

     In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Partnership's original prospectus indicated that the hotels would need to be sold or the debt would need to be refinanced at the time the Notes mature. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future make such sales desirable. During 1997, the General Partner solicited and reviewed offers for both sale and refinancing opportunities for the hotels. The solicitation, however, did not result in a purchase offer which would provide an adequate return to the BAC
holders.   As a result, the General Partner chose to refinance the loans on the
four hotels.   Proceeds of the refinancing were adequate to pay the maturing
Notes and to set aside reserves for capital improvements, which may enhance the potential for a higher sale price in the future. The General Partner is not currently soliciting sale offers. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the financial statements for additional information pertaining to the refinancing.

                                     PART I
                                     ------


ITEM 1.   BUSINESS - Continued
          --------

Employees
---------

     The Partnership has no employees. Services are performed by C.R.I., Inc., the general partner of the General Partner, and agents retained by it.

                                     PART I
                                     ------


ITEM 2.   PROPERTIES
          ----------

     A description of the hotels and the leasehold interest owned by the Partnership as of December 31, 1998, follows.


                                                                                 ORIGINALLY                   AMOUNT OF
    NAME AND LOCATION             NO. OF ROOMS        DATE ACQUIRED              FINANCED BY                  PURCHASE
------------------------          ------------        -------------      ---------------------------       ---------------
Minneapolis Days Inn                  130                11/01/87        Proceeds of public offering          $4,800,000
  Minneapolis, Minnesota                                                 and Zero Coupon Purchase
                                                                         Money Note

Plymouth Days Inn                     115                12/30/87        Proceeds of public offering          $4,000,000
  Plymouth, Minnesota                                                    and Zero Coupon Purchase
                                                                         Money Note

Roseville Days Inn                    114                03/01/88        Proceeds of public offering          $4,200,000
  Roseville, Minnesota                                                   and Zero Coupon Purchase
                                                                         Money Note

Clearwater Days Inn                   120                04/01/88        Proceeds of public offering          $3,750,000
  Clearwater, Florida                                                    and Zero Coupon Purchase
                                                                         Money Note

Scottsdale Days Inn                   165                07/01/88        Proceeds of public offering          $2,000,000
  Scottsdale, Arizona
  (leasehold interest)



ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II
                                     -------


ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

(a) The Partnership's BACs are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. During 1997 and 1998, a number of investors sold their Beneficial Assignee Certificates
     (BACs) in the Partnership to other investors. If more than 5% of the total outstanding BACs in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1 through May 22, 1998, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1998, the General Partner of the Partnership halted recognition of any transfers that exceed the safe harbor limit through December 31, 1998.
     This halt was lifted effective January 1, 1999. From January 1, 1999 through February 15, 1999, approximately 4.9% of the outstanding BACs were sold. To remain within the 5% safe harbor, effective February 22, 1999, the General Partner has again halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. As a result, current BAC holders may not sell their interests in the Partnership until after December 31, 1999.

(b) As of March 25, 1999, there were approximately 1,460 registered holders of BACs in the Partnership.

(c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid or accrued distributions of $990,274 and $1,337,739 to BAC Holders during 1998 and 1997, respectively. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the distributions during the years ended December 31, 1998 and 1997 and for a discussion of factors which will affect future distribution levels.

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserve, the General Partner has determined that significant capital improvements are needed to enhance the marketability of the hotels. During 1998 and 1997, the Partnership funded $832,403 and $361,584, respectively, from the working capital reserve to the hotels to address such capital improvements. Of these amounts, $252,942 and $0 as of December 31, 1998 and 1997, respectively, were reimbursable to the Partnership from the capital improvement reserves held by the lender. As of March 25, 1999, the Partnership has been reimbursed $298,583 from the capital improvement reserves held by the lender. Additionally, the General Partner intends to fund additional monies to the hotels for further needed capital improvements during 1999. See further discussion in the working capital reserve section below.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC Holders. The Partnership's net cash provided by operating activities for 1998 and 1997, along with existing cash resources, was adequate to support operating, investing and financing requirements, and to declare distributions to BAC Holders and the General Partner. Cash and cash equivalents decreased in 1998 principally due to the debt service payments made in connection with the terms of the Partnership's new financing, as discussed below. Cash and cash equivalents decreased in 1997 principally due to deposits to the Partnership's working capital reserve. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments and fund the working capital and capital improvement reserves. Current liabilities as of December 31, 1998 totalled $1,026,015, which amount represents a $362,682 decrease from the 1997 balance. This decrease resulted primarily from a decrease in hotel trade payables at all five hotels and a decrease in accounts payable and accrued expenses at four of the hotels.

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Zero Coupon Notes ("Former Notes") which were originally issued in connection with the Partnership's acquisition of the hotels. The amounts due on the former Notes as of December 19, 1997, follow.

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

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. Subject to such prepayment terms, the refinancing of the Former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

     During 1998, the Partnership made installments of principal and interest aggregating $804,589. The Partnership's balance on this loan was $8,778,243 and $8,900,000 as of December 31, 1998 and 1997, respectively.

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Real Estate Tax And Capital Improvements Reserve Escrows
--------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $37,761 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of December 31, 1998 and 1997, Citicorp held $53,486 and $75,522, respectively, for real estate taxes and $373,151 and $286,725, respectively, for capital improvement reserves. These amounts are included in receivables, capital improvements reserve and other assets in the accompanying financial statements.

Working Capital Reserve
-----------------------

     The working capital reserve of $122,541 and $925,000 as of December 31, 1998 and 1997, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. During 1998 and 1997, the Partnership funded $832,403 and $361,584, respectively, from the working capital reserve for capital improvements at the hotels. Of these amounts, $252,942 and $0 as of December 31, 1998 and 1997, respectively, were reimbursable to the Partnership from the capital improvement reserves held by the lender. As of March 25, 1999, the Partnership has been reimbursed $298,583 from the capital improvement reserves held by the lender.

Distributions
-------------

     Distributions paid or accrued to BAC Holders of record during 1998 and 1997 follow.

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                              1998                              1997
                                         Distributions to                  Distributions to
                                            BAC Holders                       BAC Holders
                                     ------------------------          ------------------------
          Quarter Ended                 Total         Per BAC             Total         Per BAC
     ----------------------          -----------      -------          -----------      -------
     March 31                        $   269,285      $  0.31          $   382,211      $  0.44
     June 30                             269,285         0.31              382,211         0.44
     September 30                        269,285         0.31              382,211         0.44
     December 31                         182,419         0.21              191,106         0.22
                                     -----------      -------          -----------      -------
         Total                       $   990,274      $  1.14          $ 1,337,739      $  1.54
                                     ===========      =======          ===========      =======


     As a result of debt service payments made in connection with terms of the new financing and the increased funding of working capital reserves during 1998, as discussed above, the distribution levels for 1998 decreased from 1997. Furthermore, the General Partner anticipates a further decrease in the 1999 distribution levels. Distributions are also dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                       Partnership's Results of Operations
                       -----------------------------------

1998 versus 1997
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased approximately $30,000 in 1998 from 1997, primarily due to a decrease in depreciation and amortization expense due to a large portion of fixed assets which were fully depreciated during 1997. Contributing to the increase in the Partnership's net income were a decrease in rooms expense at the University of Minnesota hotel (Minneapolis hotel) due to a short-term student housing contract which required less labor expenses than 1-2 night stay customers, and at the Roseville hotel due to a decline in the trucking business which resulted in decreased occupancy at the hotel. Also contributing to the increase in the Partnership's net income were a decrease in energy expense due to a milder winter and lower occupancy at the hotels, a decrease in building lease expense due to decreased revenues at the Scottsdale hotel (the building lease expense is based on a percentage of rental revenues), an increase in interest and other income due to higher working capital balances during most of 1998 and decreased management fees due to decreased incentive management fees for the Scottsdale hotel (these fees are earned and paid based on the hotel's net income). Partially offsetting the increase in the Partnership's net income were a loss on disposal of assets resulting from the replacement of assets which were not fully depreciated with new 1998 capital improvements, and a decrease in rooms revenue primarily due to decreased occupancy at the Clearwater hotel due

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

to renovation work performed at the hotel and decreased occupancy at the Roseville hotel due to a decline in the trucking business, as discussed below. Also partially offsetting the increase in the Partnership's net income were an increase in property taxes due to recent capital improvements and a decrease in rental and other income due to the temporary loss of tenants for leased space at the Roseville and Clearwater hotels.

                          Hotels' Results of Operations
                          -----------------------------

Operating statistics
--------------------

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

     The Partnership's Statements of Operations include operating results for each of the hotels as outlined below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the years ended December 31, 1998 and 1997 follow.

                                              Gross Operating Income
                                     ------------------------------------
       Hotel Location                    1998                    1997
       --------------                ------------            ------------
       Clearwater, FL                $    985,726            $  1,171,200
       Minneapolis, MN                  1,627,243               1,473,267
       Plymouth, MN                       810,457                 774,275
       Roseville, MN                      965,288                 987,912
       Scottsdale, AZ                   2,619,781               2,638,550
                                     ------------            ------------
           Total                     $  7,008,495            $  7,045,204
                                     ============            ============

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                              Operating Income (Loss)
                                     ------------------------------------
       Hotel Location                    1998                    1997
       --------------                ------------            ------------
       Clearwater, FL                $    349,612            $    484,617
       Minneapolis, MN                    797,303                 678,589
       Plymouth, MN                       236,265                 180,627
       Roseville, MN                      347,414                 332,571
       Scottsdale, AZ                     664,876                 670,835
       Depreciation and net Partnership
         operating expenses            (1,039,089)             (1,151,418)
                                     ------------            ------------
           Total                     $  1,356,381            $  1,195,821
                                     ============            ============

                                              Average Occupancy
                                     ------------------------------------
       Hotel Location                    1998                    1997
       --------------                ------------            ------------
       Clearwater, FL                          60%                     70%
       Minneapolis, MN                         84%                     81%
       Plymouth, MN                            67%                     69%
       Roseville, MN                           85%                     92%
       Scottsdale, AZ                          87%                     91%
                                     ------------            ------------
          Total (1)                            77%                     81%
                                     ============            ============


(1) The totals for average occupancy are based on a weighted average taking into consideration the number of rooms at each location.

1998 versus 1997
----------------

     Gross operating income and operating income for the Clearwater hotel decreased in 1998 from 1997 primarily due to increased competition from new hotels in the market which affected corporate and hotel direct room nights. Additionally, two major clients relocated to a new city and another major client ceased business with the hotel to opt for other corporate housing alternatives due to internal corporate changes. Gross operating income and operating income for the Minneapolis hotel increased in 1998 from 1997 primarily due to higher room rates and increased occupancy, which were primarily the result of new business with the University of Minnesota to provide housing for students due to temporary overcrowding in the dormitories. Gross operating income and operating income for the Plymouth hotel increased in 1998 from 1997, despite decreased

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

occupancy, primarily due to the positive effect of rooms renovation in 1997, which attracted higher-rate business in 1998. Gross operating income for the Roseville hotel decreased slightly in 1998 from 1997, primarily due to a decline in the trucking business in that area which resulted in decreased occupancy. Operating income for the Roseville hotel increased in 1998 from 1997 primarily due to lower maintenance costs resulting from renovation at the hotel and lower energy costs resulting from a milder winter. Gross operating income and operating income for the Scottsdale hotel decreased slightly in 1998 from 1997 primarily due to decreased occupancy resulting from increased competition in the market and loss of business from a major client.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue.
This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the General Partner is currently working with third party vendors, service providers and Buckhead to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing of internal applications as well as third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter of 1998 and will be completed by year-end 1999. The General Partner does not expect the expense associated with the Y2K Project to be material.

                                     PART II
                                     -------


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part III.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURES
               ------------------------------------

     None.

                                    PART III
                                    --------


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a), (b) and (c)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the General Partner of the Partnership, are as follows:

William B. Dockser, 62, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 52, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 52, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 40, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.



                                      III-1

                                    PART III
                                    --------


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Melissa Cecil Lackey, 43, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.



ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by Item 10 is incorporated herein by reference to
Note 8 of the notes to the financial statements contained in Part III, Item 13.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT
               ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding BACs at March 25, 1999.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 25, 1999, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.













                                      III-2

                                    PART III
                                    --------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
               MANAGEMENT - Continued
               ----------


    Name of                      Amount and Nature          % of total
Beneficial Owner              of Beneficial Ownership      BACs issued
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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

     (b)  Certain business relationships.

          The Partnership's response to Item 12(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the managing general partner of the General Partner of the Partnership is an officer, director or equity owner other than as set forth in the Partnership's response to Item 12(a).







                                      III-3

                                    PART III
                                    --------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Financial Statements                                     Page
          --------------------                                     ----

          Report of Independent Certified Public
            Accountants - CRI Hotel Income Partners, L.P.          III-7

          Balance Sheets as of December 31, 1998 and 1997          III-8

          Statements of Income for the years
            ended December 31, 1998 and 1997                       III-9

          Statements of Changes in Partners' Capital
            (Deficit) for the years ended December 31,
            1998 and 1997                                          III-10

          Statements of Cash Flows for the years ended
            December 31, 1998 and 1997                             III-11

          Notes to Financial Statements                            III-12

     (a) Index of Exhibits (Listed according to the number assigned in ----------------- the table in Item 601 of Regulation S-B.)

               Exhibit No. 1 - Underwriting Agreement

               a. Forms of Sales Agency Agreement, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
               b. Forms of Selected Dealer Agreements, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.

               Exhibit No. 3 - Articles of Incorporation and Bylaws

               a. Certificate of Limited Partnership dated as of September 23, 1986 of CRI Hotel Income Partners, L.P. (formerly named CRI Hotel Income Fund, L.P.), incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.

                    1.   Amendment dated as of March 12, 1987.
                    2.   Amendment dated as of April 17, 1987.

               Exhibit No. 10 - Material Contracts

                                      III-4

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K - Continued
          --------------------------------

               a. Sale/Purchase Agreement, dated as of October 9, 1986, by and between Days Inns of America, Inc. (DIA), Days Inns Corp. (DIC), Days Inns Management Company, Inc. (DIMC), and CRI Hotel Income Fund, L.P., and six modifications thereto, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
               b. Form of Management Agreement by and between DIMC and CRI Hotel Income Fund, L.P., incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
               c. Forms of Cash Flow Guarantee Agreement (Interim and Permanent) by and between DIC, DIA, DIMC and CRI Hotel Income Fund, L.P., incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
               d. Form of Bond Escrow Agreement by and between DIA, CRI Hotel Income Fund, L.P. and Escrow Agent, incorporated by reference to the Registration
                    Statement on Form S-1 filed on December 24, 1986.
               e. Form of Escrow Agreement between Registrant and Escrow Agent, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
               f. Form of Beneficial Assignee Certificate, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
               g. Forms of Amendment to Hotel Management Agreement by and between CRI Hotel Income Partners, L.P. and Buckhead Hotel Management Company, Inc. incorporated by reference to the 1994 Annual Report of Form 10-K filed on March 15, 1995.

               Exhibit No. 27 - Financial Data Schedule

               a.   Filed herewith electronically.

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1998.



















                                      III-5

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CRI HOTEL INCOME PARTNERS, L.P.
                         --------------------------------------------
                         (Registrant)

                         by:  CRICO Hotel Associates I, L.P.
                              ---------------------------------------
                              General Partner

                              by: C.R.I., Inc.
                                  -----------------------------------
                                  its General Partner



March 25, 1999               by: /s/ William B. Dockser
--------------                        -------------------------------
DATE                                  William B. Dockser, Director
                                        Chairman of the Board,
                                        and Treasurer
                                        (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 25, 1999               by: /s/ H. William Willoughby
--------------                        -------------------------------
DATE                                  H. William Willoughby,
                                        Director, President
                                        and Secretary




March 25, 1999               by: /s/ Michael J. Tuszka
--------------                        -------------------------------
DATE                                  Michael J. Tuszka
                                        Vice President
                                        and Chief Accounting Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)










                                      III-6

               Report of Independent Certified Public Accountants
               --------------------------------------------------

To the Partners
CRI Hotel Income Partners, L.P.

     We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital (deficit), and cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                              Grant Thornton LLP


Vienna, VA
March 5, 1999












                                      III-7

                          CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                                                                                 December 31,
                                                                                         -------------------------------
                                                                                             1998               1997
                                                                                         ------------       ------------
Property and equipment - at cost:
  Land                                                                                   $  1,574,490       $  1,574,490
  Buildings and site improvements                                                          13,899,723         13,532,807
  Furniture, fixtures and equipment                                                         1,722,517          1,650,378
  Leasehold improvements                                                                    1,734,899          1,732,266
                                                                                         ------------       ------------
                                                                                           18,931,629         18,489,941
  Less accumulated depreciation and amortization                                           (6,469,906)        (6,209,099)
                                                                                         ------------       ------------
                                                                                           12,461,723         12,280,842
Cash and cash equivalents                                                                     230,935            380,294
Working capital reserve                                                                       122,541            925,000
Receivables, capital improvements reserve and other assets                                    997,354          1,139,454
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $371,936 and $337,933, respectively                             648,168            682,171
Property purchase costs, net of accumulated amortization of
  $66,106 and $60,031, respectively                                                           116,161            122,236
                                                                                         ------------       ------------
    Total assets                                                                         $ 14,576,882       $ 15,529,997
                                                                                         ============       ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Distributions payable                                                                  $    186,142       $    195,006
  Accounts payable and accrued expenses                                                       531,423            616,989
  Hotel trade payables                                                                        176,953            454,945
  Short term portion of mortgage payable                                                      131,497            121,757
                                                                                         ------------       ------------
Total current liabilities                                                                   1,026,015          1,388,697
                                                                                         ------------       ------------
Long term debt:
  Mortgage payable                                                                          8,646,746          8,778,243
                                                                                         ------------       ------------
    Total liabilities                                                                       9,672,761         10,166,940
                                                                                         ------------       ------------
Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                            (290,700)          (281,520)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                     5,194,821          5,644,577
                                                                                         ------------       ------------
    Total partners' capital                                                                 4,904,121          5,363,057
                                                                                         ------------       ------------
    Total liabilities and partners' capital                                              $ 14,576,882       $ 15,529,997
                                                                                         ============       ============

             The accompanying notes are an integral part of these
                            financial statements.

                                   III-8

                        CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF INCOME

                                                                                               For the year ended
                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                             1998               1997
                                                                                         ------------       ------------
Revenue:
  Rooms                                                                                  $  9,275,373       $  9,338,524
  Telephone                                                                                   289,969            295,327
  Rental and other                                                                            348,238            386,017
  Food and beverage                                                                            99,612            102,761
                                                                                         ------------       ------------
                                                                                           10,013,192         10,122,629
                                                                                         ------------       ------------

Departmental expenses:
  Rooms                                                                                    (2,659,915)        (2,727,553)
  Telephone                                                                                  (111,638)          (103,851)
  Rental and other                                                                           (153,479)          (163,924)
  Food and beverage                                                                           (79,665)           (82,097)
                                                                                         ------------       ------------
                                                                                           (3,004,697)        (3,077,425)
                                                                                         ------------       ------------
Gross operating income                                                                      7,008,495          7,045,204
                                                                                         ------------       ------------
Unallocated operating income (expenses):
  Interest and other income                                                                    97,961             70,310
  General and administrative                                                               (1,024,280)        (1,025,911)
  Building lease expense                                                                     (702,788)          (734,214)
  Marketing                                                                                  (889,922)          (899,317)
  Depreciation and amortization                                                              (870,218)          (963,724)
  Energy                                                                                     (489,859)          (530,876)
  Property taxes                                                                             (623,095)          (568,092)
  Property operations and maintenance                                                        (570,194)          (564,503)
  Management fees                                                                            (411,428)          (432,462)
  Base asset management fee, paid to related parties                                          (93,750)           (93,750)
  Professional fees                                                                           (99,541)          (106,844)
  Loss on disposal of assets                                                                  (97,000)                --
                                                                                         ------------       ------------
                                                                                           (5,774,114)        (5,849,383)
                                                                                         ------------       ------------
Operating income                                                                            1,234,381          1,195,821
                                                                                         ------------       ------------
Other expense:
  Interest expense                                                                           (682,832)          (674,613)
                                                                                         ------------       ------------
Net income                                                                               $    551,549       $    521,208
                                                                                         ============       ============
Net income allocated to General Partner (2%)                                             $     11,031       $     10,424
                                                                                         ============       ============
Net income allocated to BAC Holders (98%)                                                $    540,518       $    510,784
                                                                                         ============       ============
Net income per BAC, based on 868,662 BACs outstanding                                    $       0.62       $       0.59
                                                                                         ============       ============

              The accompanying notes are an integral part of these
                             financial statements.

                                    III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)




                                                                          Beneficial
                                                                           Assignee
                                                                         Certificate        General
                                                                           Holders          Partner           Total
                                                                         ------------      ----------      ------------
Partners' capital (deficit),
  January 1, 1997                                                        $  6,471,532      $ (264,641)     $  6,206,891

  Distributions of $1.54 per BAC (including
    return of capital of $0.95 per BAC)                                    (1,337,739)        (27,303)       (1,365,042)

  Net income                                                                  510,784          10,424           521,208
                                                                         ------------      ----------      ------------
Partners' capital (deficit),
  December 31, 1997                                                         5,644,577        (281,520)        5,363,057

  Distributions of $1.14 per BAC (including
    return of capital of $0.52 per BAC)                                      (990,274)        (20,211)       (1,010,485)

  Net income                                                                  540,518          11,031           551,549
                                                                         ------------      ----------      ------------
Partners' capital (deficit),
  December 31, 1998                                                      $  5,194,821      $ (290,700)     $  4,904,121
                                                                         ============      ==========      ============


























               The accompanying notes are an integral part of these
                               financial statements.

                                     III-10

                           CRI HOTEL INCOME PARTNERS, L.P.

                             STATEMENTS OF CASH FLOWS

                                                                                              For the year ended
                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                             1998               1997
                                                                                         ------------       ------------
Cash flows from operating activities:
  Net income                                                                             $    551,549       $    521,208

  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                             870,218            963,724
    Loss on disposal of assets                                                                 97,000                 --
    Accrued interest on notes payable                                                              --            649,802

  Changes in assets and liabilities:
    Decrease (increase) in receivables and other
      assets, net                                                                             217,109           (547,399)
    Decrease in accounts payable and accrued expenses                                         (85,566)              (709)
    (Decrease) increase in hotel trade payables                                              (277,992)           200,222
                                                                                         ------------       ------------
        Net cash provided by operating activities                                           1,372,318          1,786,848
                                                                                         ------------       ------------

Cash flows from investing activities:
  Net additions to property and equipment                                                  (1,091,730)          (655,958)
  Net withdrawals from (deposits to) working capital reserve                                  802,459           (700,000)
  Net deposits to capital improvements reserve                                                (91,300)           (11,739)
                                                                                         ------------       ------------
        Net cash used in investing activities                                                (380,571)        (1,367,697)
                                                                                         ------------       ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                    (1,019,349)        (1,568,911)
  Retirement of notes payable                                                                      --         (7,874,369)
  Gross proceeds from refinancing                                                                  --          8,900,000
  Payment of principal on mortgage payable                                                   (121,757)                --
                                                                                         ------------       ------------
       Net cash used in financing activities                                               (1,141,106)          (543,280)
                                                                                         ------------       ------------

Net decrease in cash and cash equivalents                                                    (149,359)          (124,129)

Cash and cash equivalents, beginning of year                                                  380,294            504,423
                                                                                         ------------       ------------

Cash and cash equivalents, end of year                                                   $    230,935       $    380,294
                                                                                         ============       ============


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                                 $    682,832       $     24,811
                                                                                         ============       ============

              The accompanying notes are an integral part of these
                               financial statements.

                                      III-11

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization and offering
          -------------------------

          CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. (Days Inns). The Partnership's primary objective continues to be cash flow growth and capital appreciation. However, the attainment of this objective is principally dependent on the hotels' operations. The hotels are operated by Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.

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

          In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Partnership's original prospectus indicated that the hotels would need to be sold or the debt would need to be refinanced at the time the Notes mature. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future make such sales desirable. During 1997, the General Partner solicited and reviewed offers for both sale and refinancing opportunities for the hotels. The solicitation, however, did not result in a purchase
     offer which would provide an adequate return to the BAC holders.   As a
     result, the General Partner chose to refinance the loans on the four
     hotels.   Proceeds of the refinancing were adequate to pay the maturing
     Notes and to set aside reserves for capital improvements, which may enhance the potential for a higher sale price in the future. The General Partner is not currently soliciting sale offers.


                                     III-12

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

     e.   Reserve for replacements
          ------------------------

          Since inception of the Partnership's management agreement with Buckhead, as discussed below, through December 31, 1997, the hotels retained 3% of gross hotel revenues as a reserve for replacement of fixed assets. Beginning January 1, 1998, the hotels no longer retain amounts from gross hotel revenues, as such replacement reserves are paid directly by the Partnership and held in escrow in accordance with the terms of the new financing, as discussed below.

     f.   Depreciation and amortization
          -----------------------------

          Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. In conjunction with the significant capital additions made during 1998, the General Partner changed the estimated depreciable lives for those additions; the impact of the change was not material. The estimated lives used in determining depreciation follow.

             Type of Asset                         Estimated Life
     ---------------------------------            -----------------
     Building and site improvements               10-30 years
     Furniture, fixtures and equipment            7-10 years
     Leasehold improvements                       7-10 years

          Property purchase costs and acquisition fees are amortized over a 30-year period using the straight-line method.

                                     III-13

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





                                     III-14

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   MORTGAGE PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. ("Citicorp") the Zero Coupon Notes ("Former Notes") which were originally issued in connection with the Partnership's acquisition of the hotels. The amounts due on the Former Notes as of December 19, 1997, follow.

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
                                        -----------
                                        $ 7,874,369
                                        ===========


     The new loan proceeds of $8.9 million were in excess of the amount needed to pay the Former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,136,233 will be due. In accordance with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Scheduled annual principal payments due under the new loan follow.

               1999           $  131,497
               2000              142,015
               2001              153,375
               2002              165,644
               2003              178,894
               Thereafter      8,006,818
                              ----------
                              $8,778,243
                              ==========

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. Subject such prepayment terms, the refinancing of the Former Notes does not preclude the future sale of the hotels, either individually or as a portfolio. Additionally, see Note 8 for further information pertaining to the acquisition and servicing of this loan.



                                     III-15

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   MORTGAGE PAYABLE - Continued

     During 1998, the Partnership made installments of principal and interest aggregating $804,589. The Partnership's balance on this loan was $8,778,243 and $8,900,000 as of December 31, 1998 and December 31, 1997, respectively.

     Based upon the recent refinancing, the Partnership has determined that the carrying value of the new loan approximates fair value.


4.   REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVE ESCROWS

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

     As of December 31, 1998 and December 31, 1997, Citicorp held $53,486 and $75,522, respectively, for real estate taxes and $373,151 and $286,725, respectively, for capital improvement reserves. These amounts are included in receivables, capital improvements reserve and other assets in the accompanying financial statements.


5.   WORKING CAPITAL RESERVE

     The working capital reserve of $122,541 and $925,000 as of December 31, 1998 and 1997, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. During 1998 and 1997, the Partnership funded $832,403 and $361,584, respectively, from the working capital reserve for capital improvements at the hotels. Of these amounts, $252,942 and $0 as of December 31, 1998 and 1997, respectively, were reimbursable to the Partnership from the capital improvement reserves held by the lender. As of March 25, 1999, the Partnership has been reimbursed $298,583 from the capital improvement reserves held by the lender.


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

                                     III-16

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

          On January 1, 1993, the management agreements between the Partnership and Buckhead pertaining to Buckhead's management of each of the hotels were amended to extend the existing term of each agreement for an additional two to five years and increase the base management fee from 2.5% to 3.5% of gross revenue. As amended, the management agreements expire between November 2002 and July 2003. The amendments for the Clearwater Days Inn and the Scottsdale Days Inn included a modification to the method of calculating the incentive management fee. Incentive management fees of $61,082 and $78,281 were accrued or paid in 1998 and 1997, respectively.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional 5-year period. Annual Lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due.
     For the years ended December 31, 1998 and 1997, annual lease payments were $702,788 and $734,214, respectively.

          The Partnership has also entered into various operating leases for equipment used at the hotels. These leases expire through 2000. Minimum lease payments under these leases, including the Scottsdale facility lease, follow.

                    1999                $ 224,148
                    2000                  214,073
                    2001                  195,293
                    2002                  140,450
                    2003                  140,450
                    Thereafter            140,450
                                        ----------
                                       $1,054,864
                                        ==========

          Total rental expense under the leases was $743,628 and $758,279 for the years ended December 31, 1998 and 1997, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental

                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

     income pursuant to the lease agreement, which is included in Interest and other income on the accompanying statements of operations, was $54,072 and $52,243 during 1998 and 1997, respectively.


7.   PARTNERS' CAPITAL

     The Partnership's Series A profits and losses and distributions are allocated 98% to the BAC Holders and 2% to the General Partner. Upon reaching a non-cumulative, annual preferred cash flow return of 12%, the Partnership's Series A profits and losses and distributions will be allocated 85% to the BAC Holders and 15% to the General Partner. To date, the annual preferred cash flow return has not been achieved. Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within 60 days after the end of each calendar quarter.

     Distributions paid or accrued to BAC Holders of record during 1998 and 1997 follow.


                                    1998                        1997
                               Distributions to            Distributions to
                                 BAC Holders                  BAC Holders
                            ----------------------     ---------------------
        Quarter Ended         Total        Per BAC       Total       Per BAC
   ----------------------   ---------      -------     ----------    -------
   March 31                 $ 269,285      $  0.31     $  382,211    $  0.44
   June 30                    269,285         0.31        382,211       0.44
   September 30               269,285         0.31        382,211       0.44
   December 31                182,419         0.21        191,106       0.22
                            ---------      -------     ----------    -------
       Total                $ 990,274      $  1.14     $1,337,739    $  1.54
                            =========      =======     ===========   =======



8.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, in 1988, the Partnership paid the General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the hotels. The fee amounted to $1,142,516, which was equal to 4.5% of Total Capitalization (Gross Offering Proceeds plus all receipts of the Partnership arising from mortgage loans). The acquisition fees were capitalized and are being amortized over a thirty-year period using the straight-line method. Acquisition fees and accumulated amortization of acquisition fees of $122,412 and $29,460, respectively, relating to the Kankakee hotel were written off in connection with the sale of the hotel in 1995.

     The Partnership reimbursed the General Partner or its affiliates for costs incurred on behalf of the Partnership for real estate appraisals and market studies, engineering studies, legal consultation and accounting fees, as well as

                                     III-18

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


8.   RELATED-PARTY TRANSACTIONS - Continued

travel and communication expenses related to the acquisition of the hotels. These costs, amounting to $233,474, have been capitalized as property purchase costs and are being amortized over a thirty-year period using the straight-line method. Property purchase costs and accumulated amortization of property purchase costs of $51,207 and $12,160, respectively, relating to the Kankakee hotel were written off in connection with the sale of the hotel in 1995.

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in managing the Partnership. The Partnership paid or accrued $52,397 and $46,935, for the years ended December 31, 1998 and 1997, respectively, to the General Partner or its affiliates as direct reimbursement of expenses
incurred on behalf of the Partnership.   Such reimbursements are included in
general and administrative expense on the statements of income.

     The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During 1995, the adjusted partnership investment decreased from $21,000,000 to $18,750,000 as a result of the sale of the Kankakee hotel on July 19, 1995. During each of the years ended December 31, 1998 and 1997, the Partnership paid or accrued a base asset management fee of $93,750.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 3) was acquired by CRIIMI MAE Inc., and was included in a securitization by them in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE affiliate, will retain a portion of the cash flow, as well as any prepayment penalties. The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of a 100% equity interest in, C.R.I., Inc. which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership.
























                                     III-19

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


9. RECONCILIATION OF NET INCOME PER FINANCIAL STATEMENTS TO NET INCOME PER TAX RETURN

     A reconciliation of net income per the financial statements to net income per the tax return follows.


                                                                            For the year ended
                                                                                December 31,
                                                                     -------------------------------
                                                                         1998               1997
                                                                     ------------       ------------
Net income per the financial statements                              $    551,549       $    521,208

Adjustments for tax purposes:
  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes                        135,747            242,685

                                                                     ------------       ------------
Net income per the tax return                                        $    687,296       $    763,893
                                                                     ============       ============

































                                     III-20