Form 10QSB
period 1999-03-31
CRI HOTEL INCOME PARTNERS L P
filed 1999-05-14
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1999
                                   --------------


Commission file number                33-11096
                                   --------------



                         CRI HOTEL INCOME PARTNERS, L.P.
-------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



               Delaware                               52-1500621
----------------------------------------     ----------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)




11200 Rockville Pike, Rockville, Maryland                20852
-----------------------------------------    ----------------------------
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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                         (Outstanding at March 31, 1999)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                                                      Page
                                                                      ----

PART I.    Financial Information

Item 1.    Financial Statements

           Balance Sheets - March 31, 1999
             and December 31, 1998  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three months
             ended March 31, 1999 and 1998  . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the three months ended March 31, 1999  . . . . .      3

           Statements of Cash Flows - for the three months
             ended March 31, 1999 and 1998  . . . . . . . . . . . .      4

           Notes to Financial Statements  - March 31, 1999
             and 1998   . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9

PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     15

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                                      ASSETS


                                                                                                March 31,       December 31,
                                                                                                  1999             1998
                                                                                              ------------      ------------
                                                                                               (Unaudited)
Property and equipment - at cost:
  Land                                                                                        $  1,574,490      $  1,574,490
  Buildings and site improvements                                                               13,951,109        13,899,723
  Furniture, fixtures and equipment                                                              1,902,506         1,722,517
  Leasehold improvements                                                                         1,734,899         1,734,899
                                                                                              ------------      ------------
                                                                                                19,163,004        18,931,629
  Less: accumulated depreciation and amortization                                               (6,695,295)       (6,469,906)
                                                                                              ------------      ------------
                                                                                                12,467,709        12,461,723

Cash and cash equivalents                                                                          487,478           230,935
Working capital reserve                                                                            160,740           122,541
Receivables, capital improvements reserves and other assets                                        979,880           997,354
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $380,437 and $371,936, respectively                                  639,667           648,168
Property purchase costs, net of accumulated amortization
  of $67,626 and $66,106, respectively                                                             114,641           116,161
                                                                                              ------------      ------------

      Total assets                                                                            $ 14,850,115      $ 14,576,882
                                                                                              ============      ============




















                    The accompanying notes are an integral part
                            of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                              BALANCE SHEETS - Continued

                     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)




                                                                                                March 31,       December 31,
                                                                                                  1999             1998
                                                                                              ------------      ------------
                                                                                               (Unaudited)
Current liabilities:
  Distributions payable                                                                       $    257,053      $    186,142
  Accounts payable and accrued expenses                                                            789,323           531,423
  Hotel trade payables                                                                             193,537           176,953
  Short-term portion of mortgage payable                                                           124,036           131,497
                                                                                              ------------      ------------
Total current liabilities                                                                        1,363,949         1,026,015
                                                                                              ------------      ------------

Long term debt:
  Mortgage payable                                                                               8,630,215         8,646,746
                                                                                              ------------      ------------
      Total liabilities                                                                          9,994,164         9,672,761
                                                                                              ------------      ------------

Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                                 (291,663)         (290,700)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                          5,147,614         5,194,821
                                                                                              ------------      ------------
      Total partners' capital                                                                    4,855,951         4,904,121
                                                                                              ------------      ------------

      Total liabilities and partners' capital                                                 $ 14,850,115      $ 14,576,882
                                                                                              ============      ============













                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                               STATEMENTS OF INCOME

                                    (Unaudited)

                                                                                                For the three months ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                  1999              1998
                                                                                              ------------      ------------
Revenue:
  Rooms                                                                                       $  2,492,865      $  2,667,178
  Telephone                                                                                         67,585            81,906
  Rental and other                                                                                  90,877            84,140
  Food and beverage                                                                                 21,079            14,913
                                                                                              ------------      ------------
                                                                                                 2,672,406         2,848,137
                                                                                              ------------      ------------

Departmental expenses:
  Rooms                                                                                           (635,057)         (649,113)
  Telephone                                                                                        (30,388)          (34,870)
  Rental and other                                                                                 (35,139)          (38,083)
  Food and beverage                                                                                (16,479)          (13,712)
                                                                                              ------------      ------------
                                                                                                  (717,063)         (735,778)
                                                                                              ------------      ------------
Gross operating income                                                                           1,955,343         2,112,359
                                                                                              ------------      ------------

Unallocated operating income (expenses):
  Interest and other income                                                                         15,835            29,258
  General and administrative                                                                      (326,194)         (331,286)
  Building lease expense                                                                          (235,374)         (269,778)
  Marketing                                                                                       (220,021)         (223,503)
  Depreciation and amortization                                                                   (239,481)         (250,103)
  Energy                                                                                          (126,244)         (126,057)
  Property taxes                                                                                  (152,511)         (140,751)
  Property operations and maintenance                                                             (155,810)         (136,275)
  Management fees                                                                                  (93,507)          (99,655)
  Base asset management fee, paid to related parties                                               (23,438)          (23,438)
  Professional fees                                                                                (12,560)          (12,534)
                                                                                              ------------      ------------
                                                                                                (1,569,305)       (1,584,122)
                                                                                              ------------      ------------
Operating income                                                                                   386,038           528,237
Other expenses:
  Interest expense                                                                                (177,155)         (171,581)
                                                                                              ------------      ------------
Net income                                                                                    $    208,883      $    356,656
                                                                                              ============      ============

                The accompanying notes are an integral part
                      of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                      CRI HOTEL INCOME PARTNERS, L.P.

                     STATEMENTS OF INCOME - Continued

                                (Unaudited)

                                                                                                For the three months ended
                                                                                                        March 31,
                                                                                              ----------------------------
                                                                                                  1999              1998
                                                                                              ------------      ------------
Net income allocated to General Partner (2%)                                                  $      4,178      $      7,133
                                                                                              ============      ============

Net income allocated to BAC Holders (98%)                                                     $    204,705      $    349,523
                                                                                              ============      ============

Net income per BAC based on 868,662 BACs outstanding                                          $       0.24      $       0.40
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                     (Unaudited)

                                                                                          Beneficial
                                                                                           Assignee
                                                                         General          Certificate
                                                                         Partner            Holders             Total
                                                                        ---------         -----------        -----------
Balance, January 1, 1999                                                $(290,700)        $ 5,194,821        $ 4,904,121

  Distributions accrued of $0.29 per BAC
    (including return of capital of $0.05 per BAC)                         (5,141)           (251,912)          (257,053)

  Net income                                                                4,178             204,705            208,883
                                                                        ---------         -----------        -----------

Balance, March 31, 1999                                                 $(291,663)        $ 5,147,614        $ 4,855,951
                                                                        =========         ===========        ===========































                  The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CRI HOTEL INCOME PARTNERS, L.P.

                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                  For the three months ended
                                                                                                         March 31,
                                                                                               ------------------------------
                                                                                                   1999               1998
                                                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                                                   $    208,883      $    356,656

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                   239,481           250,103

    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                                (223,423)         (138,054)
      Increase in accounts payable and accrued expenses                                             257,900            19,973
      Increase (decrease) in hotel trade payables                                                    16,584          (252,321)
                                                                                               ------------      ------------
        Net cash provided by operating activities                                                   499,425           236,357
                                                                                               ------------      ------------

Cash flows from investing activities:
  Net additions to property and equipment                                                          (231,375)          (44,158)
  Net deposits to working capital reserve                                                           (38,199)         (103,232)
  Net withdrawals from (deposits to) capital improvements reserves                                  236,826           (31,458)
                                                                                               ------------      ------------
        Net cash used in investing activities                                                       (32,748)         (178,848)
                                                                                               ------------      ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                            (186,142)         (195,006)
  Payment of principal on mortgage payable                                                          (23,992)          (29,567)
                                                                                               ------------      ------------
        Net cash used in financing activities                                                      (210,134)         (224,573)
                                                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents                                                256,543          (167,064)

Cash and cash equivalents, beginning of period                                                      230,935           380,294
                                                                                               ------------      ------------

Cash and cash equivalents, end of period                                                       $    487,478      $    213,230
                                                                                               ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    177,155      $    171,581
                                                                                               ============      ============

                  The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L. P. (the Partnership) reflect all adjustments of a normal recurring nature necessary to present fairly the Partnership's financial position as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the instructions. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report filed on Form 10-KSB at December 31, 1998.


2.   NOTES PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes (Former Notes) which were originally issued in connection with the Partnership's acquisition of the hotels. The new loan proceeds of $8.9 million were in excess of the amount needed to pay the Former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the refinancing of the Former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. Additionally, see Note 7 for further information pertaining to the acquisition and servicing of this loan.

     The Partnership made installments of principal and interest aggregating $201,148 during the three months ended both March 31, 1999 and 1998. The Partnership's balance on this loan was $8,754,251 and $8,778,243 as of March 31, 1999 and December 31, 1998, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

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

     As of March 31, 1999 and December 31, 1998, Citicorp held $166,769 and $53,486, respectively, for real estate taxes and $132,662 and $373,151, respectively, for capital improvement reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $160,740 and $122,541 as of March 31, 1999 and December 31, 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


5.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC holders of record during the first quarters of 1999 and 1998:

                                1999                       1998
                           Distributions to          Distributions to
                              BAC Holders               BAC Holders
                       ----------------------     ----------------------
 Quarter Ended           Total        Per BAC        Total       Per BAC
 -------------         ----------     -------     ----------     -------
 March 31              $  251,912     $  0.29     $  269,285     $  0.31
                       ==========     =======     ==========     =======


                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first quarters of 1999 or 1998.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three months ended March 31, 1999 and 1998, lease payments were $235,374 and $269,778, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in interest and other income in the accompanying statements of income, was $13,991 and $13,518 for the three months ended March 31, 1999 and 1998, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $7,723 and $11,903 for the three months ended March 31, 1999 and 1998, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense in the accompanying statements of income.

     The amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,438 during each of the three months ended March 31, 1999 and 1998.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 2) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE affiliate, will retain a portion of the cash flow, as well as any prepayment penalties. The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of a 100% equity interest in, C.R.I., Inc. which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership.

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

     During 1998 and 1999, a number of investors sold their Beneficial Assignee Certificates (BACs) in the Partnership to other investors. If more than 5% of the total outstanding BACs in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1 through May 22, 1998, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1998, the General Partner of the Partnership halted recognition of any transfers that exceed the safe harbor limit through December 31, 1998. This halt was lifted effective January 1, 1999. From January 1, 1999 through February 15, 1999, approximately 4.9% of the outstanding BACs were sold. To remain within the 5% safe harbor, effective February 22, 1999, the General Partner has again halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. As a result, transfers of BACs due to sales transactions will not be recognized by the Partnership until after December 31, 1999.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserve, the General Partner has determined that certain capital improvements may be needed to enhance the marketability of the hotels. During 1998 and 1997, the Partnership funded a total of approximately $1.2 million from the working capital reserve to the hotels for such capital improvements, and the General Partner intends to fund additional Partnership monies to the hotels during 1999 for further needed capital improvements.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC holders. The Partnership's net cash provided by operating activities for the three months ended March 31, 1999 and 1998, along with existing cash resources, was adequate to support operating, investing and financing requirements, and to declare distributions to BAC holders and the General Partner. Cash and cash equivalents increased during the three months ended March 31, 1999 primarily due to net withdrawals from the capital improvements reserves. The General Partner

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of March 31, 1999 totalled $1,363,949, which represents a $337,934 increase from the balance as of December 31, 1998. This increase primarily resulted from an increase in accrued liabilities at all five of the hotels, an increase in distributions payable, and an increase in trade payables at three of the hotels.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes (Former Notes) which were originally issued in connection with the Partnership's acquisition of the hotels. The new loan proceeds of $8.9 million were in excess of the amount needed to pay the Former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the refinancing of the Former Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

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

     The Partnership made installments of principal and interest aggregating $201,148 during the three months ended both March 31, 1999 and 1998. The Partnership's balance on this loan was $8,754,251 and $8,778,243 as of March 31, 1999 and December 31, 1998, respectively.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     As of March 31, 1999 and December 31, 1998, Citicorp held $166,769 and $53,486, respectively, for real estate taxes and $132,662 and $373,151, respectively, for capital improvement reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.

Working Capital Reserve
-----------------------

     The working capital reserve of $160,740 and $122,541 as of March 31, 1999 and December 31, 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     The following distributions were paid or accrued to BAC holders of record during the first quarters of 1999 and 1998:

                             1999                          1998
                        Distributions to             Distributions to
                          BAC Holders                   BAC Holders
                    ----------------------        ----------------------
 Quarter Ended        Total        Per BAC           Total       Per BAC
 -------------      ----------     -------        ----------     -------
 March 31           $  251,912     $  0.29        $  269,285     $  0.31
                    ==========     =======        ==========     =======


                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased approximately $148,000 during the three months ended March 31, 1999 from the comparable period in 1998 primarily due to a decrease in rooms revenue, which was caused by new competition at the Clearwater and Scottsdale hotels and a decline in the trucking business at the Roseville hotel, resulting in decreased occupancy at each of these hotels; the decrease in net income was also due to an increase in property operations and maintenance expense due to necessary repairs and upgrades resulting from renovation work performed at the hotels which did not qualify as capitalizable improvements. Contributing to the decrease in the Partnership's net income were a decrease in telephone revenue due to decreased occupancy at all of the hotels, and a decrease in interest and other income due to lower cash and cash equivalent and working capital balances during 1999. Partially offsetting the decrease in the Partnership's net income were a decrease in building lease expense due to decreased revenues at the Scottsdale hotel (the building lease is based on a percentage of rental revenues), a decrease in rooms expense due to decreased

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

occupancy at all of the hotels combined with various staffing shortages, and a decrease in depreciation and amortization expense due to a large portion of fixed assets which became fully depreciated during 1998.

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

     The Partnership's Statements of Income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three months ended March 31, 1999 and 1998, follow.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                               Gross Operating Income
                                             For the three months ended
                                                      March 31,
                                            ----------------------------
        Hotel Location                          1999            1998
        --------------                      ------------    ------------
        Clearwater, FL                      $    397,389    $    424,709
        Minneapolis, MN                          331,511         318,993
        Plymouth, MN                             134,493         132,939
        Roseville, MN                            184,125         215,509
        Scottsdale, AZ                           907,825       1,020,209
                                            ------------    ------------
          Total                             $  1,955,343    $  2,112,359
                                            ============    ============


                                               Operating Income (Loss)
                                              For the three months ended
                                                      March 31,
                                            ----------------------------
                                                1999            1998
                                            ------------    ------------
        Clearwater, FL                      $    204,440    $    246,698
        Minneapolis, MN                          106,459         116,181
        Plymouth, MN                             (17,234)        (12,677)
        Roseville, MN                             12,339          46,452
        Scottsdale, AZ                           365,596         423,879
        Depreciation and partnership
          operating expenses                    (285,562)       (292,296)
                                            ------------    ------------
          Total                             $    386,038    $    528,237
                                            ============    ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                     Weighted
                                                Average Occupancy
                                            For the three months ended
                                                     March 31,
                                            ----------------------------
        Hotel Location                          1999            1998
        --------------                      ------------    ------------
        Clearwater, FL                             71%             78%
        Minneapolis, MN                            71%             73%
        Plymouth, MN                               50%             52%
        Roseville, MN                              65%             88%
        Scottsdale, AZ                             85%             94%
                                               ------          ------
          Total (1)                                70%             78%
                                               ======          ======

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three months ended March 31, 1999 decreased from the same period in 1998 primarily due to the opening of five new hotels in the Clearwater area; this new competition resulted in decreased occupancy at the hotel. Gross operating income for the Minneapolis hotel for the three months ended March 31, 1999 increased from the same period in 1998 primarily due to a shift in the market mix at the hotel to attract higher-rated business, while sacrificing small amounts of occupancy. Operating income for the Minneapolis hotel for the three months ended March 31, 1999 decreased from the same period in 1998 primarily due to increases in repairs and maintenance expense and property tax expense, both of which indirectly resulted from renovation work performed at the hotel. Gross operating income for the Plymouth hotel for the three months ended March 31, 1999 increased from the same period in 1998 primarily due to the positive effect of rooms renovation at the hotel during 1998, which attracted higher-rated business in 1999. Operating loss for the Plymouth hotel for the three months ended March 31, 1999 was greater compared to the same period in 1998 primarily due to a new television lease for the hotel and increased repairs and maintenance expense. Gross operating income and operating income for the Roseville hotel for the three months ended March 31, 1999 decreased from the same period in 1998 primarily due to a decline in the trucking business in that area which resulted in a significant decrease in occupancy at the hotel. Gross operating income and operating income for the Scottsdale hotel for the three months ended March 31, 1999 decreased from the same period in 1998 primarily due to a recent surge in mid-level hotel growth in the Scottsdale area, resulting in decreased occupancy at the hotel.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems have begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, and Buckhead to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1999.

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



May 14, 1999                     by: /s/ Michael J. Tuszka
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