Form 10QSB
period 1999-06-30
CRI HOTEL INCOME PARTNERS L P
filed 1999-08-16
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1999
                                   -------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                         (Outstanding at June 30, 1999)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                                                      Page
                                                                      ----

PART I.    Financial Information

Item 1.    Financial Statements

           Balance Sheets - June 30, 1999
             and December 31, 1998  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three and six months
             ended June 30, 1999 and 1998   . . . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the six months ended June 30, 1999   . . . . . .      3

           Statements of Cash Flows - for the six months
             ended June 30, 1999 and 1998   . . . . . . . . . . . .      4

           Notes to Financial Statements  - June 30, 1999
             and 1998   . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9


PART II.   Other Information

Item 5.    Other Information  . . . . . . . . . . . . . . . . . . .     15

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     15

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                  June 30,       December 31,
                                                    1999              1998
                                                  ------------   ------------
                                                   (Unaudited)
Property and equipment - at cost:
  Land                                            $  1,574,490   $  1,574,490
  Buildings and site improvements                   13,960,903     13,899,723
  Furniture, fixtures and equipment                  1,991,024      1,722,517
  Leasehold improvements                             1,734,899      1,734,899
                                                  ------------   ------------
                                                    19,261,316     18,931,629
  Less: accumulated depreciation and
  amortization                                      (6,926,038)    (6,469,906)
                                                   -----------   ------------
                                                    12,335,278     12,461,723

Cash and cash equivalents                              400,077        230,935
Working capital reserve                                126,078        122,541
Receivables, capital improvements reserves and
  other assets                                       1,036,839        997,354
Acquisition fees, principally paid to related
  parties, net of accumulated amortization of
  $388,938 and $371,936, respectively                  631,166        648,168
Property purchase costs, net of accumulated
  amortization of $69,145 and $66,106,
  respectively                                         113,122        116,161
                                                  ------------   ------------

     Total assets                                 $ 14,642,560   $ 14,576,882
                                                  ============   ============



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Distributions payable                      $    257,053        $    186,142
  Accounts payable and accrued expenses           877,992             531,423
  Hotel trade payables                            126,497             176,953
  Short-term portion of mortgage payable          124,036             131,497
                                             ------------        ------------
Total current liabilities                       1,385,578           1,026,015
                                             ------------        ------------

Long term debt:
  Mortgage payable                              8,601,679           8,646,746
                                             ------------        ------------

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

      Total liabilities                         9,987,257           9,672,761
                                             ------------        ------------

Commitments and contingencies

Partners' capital (deficit):
  General Partner                                (295,676)           (290,700)
  Beneficial Assignee Certificates (BACs)
   Series A; 868,662 BACs issued and
   outstanding                                  4,950,979           5,194,821
                                             ------------        ------------
      Total partners' capital                   4,655,303           4,904,121
                                             ------------        ------------

      Total liabilities and partners'
         capital                             $ 14,642,560        $ 14,576,882
                                             ============        ============




































                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                    For the three months ended    For the six months ended
                              June 30,                       June 30,
                    ----------------------------  --------------------------
                        1999           1998          1999            1998
                    ------------   ------------   ------------   -----------
Revenue:
  Rooms             $  2,224,576   $  2,370,330   $  4,717,441   $  5,037,508
  Telephone               65,181         74,729        132,766        156,635
  Rental and other        83,034         91,724        173,911        175,864
  Food and beverage       22,143         31,022         43,222         45,935
                    ------------   ------------   ------------   ------------
                       2,394,934      2,567,805      5,067,340      5,415,942
                    ------------   ------------   ------------   ------------
Departmental expenses:
  Rooms                 (666,215)      (706,467)    (1,301,272)    (1,355,580)
  Telephone              (30,415)       (25,160)       (60,803)       (60,030)
  Rental and other       (37,522)       (40,581)       (72,661)       (78,664)
  Food and beverage      (15,991)       (22,855)       (32,470)       (36,567)
                    ------------   ------------   ------------    -----------
                        (750,143)      (795,063)    (1,467,206)    (1,530,841)
                    ------------   ------------   ------------    -----------
Gross operating
 income                1,644,791      1,772,742      3,600,134      3,885,101
                    ------------   ------------   ------------   ------------

Unallocated operating income (expenses):
  Interest and
    other income          27,270         25,719         43,105         54,976
  General and
    administrative      (271,908)      (258,259)      (598,102)      (589,545)
  Building lease
    expense             (147,951)      (153,470)      (383,325)      (423,248)
  Marketing             (233,491)      (229,254)      (453,512)      (452,757)
  Depreciation and
    amortization        (244,836)      (251,169)      (484,317)      (501,272)
  Energy                (111,608)      (109,145)      (237,852)      (235,202)
  Property taxes        (152,511)      (184,429)      (305,022)      (325,180)
  Property operations
    and maintenance     (162,989)      (140,038)      (318,799)      (276,313)
  Management fees        (83,787)       (89,820)      (177,294)      (189,475)
  Base asset
    management fee,
    paid to related
    parties              (23,437)       (23,438)       (46,875)       (46,875)
  Professional fees      (10,527)       (10,146)       (23,087)       (22,680)
                    ------------   ------------   ------------   ------------

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                      (1,415,775)    (1,423,449)    (2,985,080)    (3,007,571)
                    ------------   ------------   ------------   ------------
Operating income         229,016        349,293        615,054        877,530

Other expenses:
  Interest expense      (172,611)      (171,006)      (349,766)      (342,587)
                    ------------   ------------   ------------   ------------

Net income          $     56,405   $    178,287   $    265,288   $    534,943
                    ============   ============   ============   ============

Net income allocated
 to General
 Partner (2%)       $      1,128   $      3,566   $      5,306   $     10,699
                    ============   ============   ============   ============

Net income
 allocated to BAC
 Holders (98%)      $     55,277   $    174,721   $    259,982   $    524,244
                    ============   ============   ============   ============

Net income per BAC,
 based on 868,662
 BACs outstanding   $       0.06   $       0.20   $       0.30   $       0.60
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                   (Unaudited)

                                                  Beneficial
                                                   Assignee
                                    General       Certificate
                                    Partner         Holders         Total
                                   ---------      -----------    -----------
Balance, January 1, 1999           $(290,700)     $ 5,194,821    $ 4,904,121

  Distributions paid or accrued
    of $0.58 per BAC                 (10,282)        (503,824)      (514,106)
    (including return of capital
    of $0.28 per BAC)

  Net income                           5,306          259,982        265,288
                                   ---------      -----------    -----------

Balance, June 30, 1999             $(295,676)     $ 4,950,979    $ 4,655,303
                                   =========      ===========    ===========





























                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                     For the six months ended
                                                             June 30,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------   ------------
Cash flows from operating activities:
  Net income                                      $    265,288   $    534,943

  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      484,317        501,272

    Changes in assets and liabilities:
      (Increase) decrease in receivables and
       other assets, net                              (221,218)       107,630
      Increase (decrease) in accounts payable
      and accrued expenses                             346,569         (8,721)
      Decrease in hotel trade payables                 (50,456)      (321,920)
                                                  ------------   ------------
        Net cash provided by operating
        activities                                     824,500        813,204
                                                  ------------   ------------

Cash flows from investing activities:
  Net additions to property and equipment             (329,687)       (85,307)
  Net deposits to working capital reserve               (3,537)      (188,716)
  Net withdrawals from (deposits to) capital
  improvements reserves                                173,589       (117,990)
                                                  ------------   ------------
        Net cash used in investing activities         (159,635)      (392,013)
                                                  ------------   ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and
  General Partner                                     (443,195)      (469,787)
  Payment of principal on mortgage payable             (52,528)       (59,708)
                                                  ------------   ------------
        Net cash used in financing activities         (495,723)      (529,495)
                                                  ------------   ------------

Net increase (decrease) in cash and cash
 equivalents                                           169,142       (108,304)

Cash and cash equivalents, beginning of period         230,935        380,294
                                                  ------------   ------------

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

Cash and cash equivalents, end of period          $    400,077   $    271,990
                                                  ============   ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest        $    349,766   $    342,587
                                                  ============   ============














































                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999 AND 1998

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L. P. (the Partnership) reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Partnership's financial position as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB at December 31, 1998.


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999 AND 1998

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

     The Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 1999 and 1998. The Partnership's balance on this loan was $8,725,715 and $8,778,243 as of June 30, 1999 and December 31, 1998, respectively.


3.   REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVES ESCROWS

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

     As of June 30, 1999 and December 31, 1998, Citicorp held $288,389 and $53,486, respectively, for real estate taxes and $192,111 and $373,151, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $126,078 and $122,541 as of June 30, 1999 and December 31, 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999 AND 1998

                                   (Unaudited)

5.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC holders of record during the first two quarters of 1999 and 1998:

                                     1999                     1998
                               Distributions to         Distributions to
                                  BAC Holders              BAC Holders
                         ----------------------------  ----------------------
     Quarter Ended       Total               Per BAC   Total          Per BAC
     -------------       ----------          -------   ----------     -------
     March 31            $  251,912          $  0.29   $  269,285     $  0.31
     June 30                251,912             0.29      269,285        0.31
                         ----------          -------   ----------     -------
                         $  503,824          $  0.58   $  538,570     $  0.62
                         ==========          =======   ==========     =======


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first two quarters of 1999 or 1998.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three and six months ended June 30, 1999, lease payments were $147,951 and $383,325, respectively, and $153,470 and $423,248 for the

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999 AND 1998

                                   (Unaudited)

6.   COMMITMENTS - Continued

     three and six months ended June 30, 1998, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in interest and other income in the accompanying statements of income, was $13,991 and $27,982 for the three and six months ended June 30, 1999, respectively and $13,518 and $27,036 for the three and six months ended June 30, 1998, respectively.


7.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $16,528 and $24,251 for the three and six months ended June 30, 1999, respectively, and $18,710 and $30,613 for the three and six months ended June 30, 1998, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense in the accompanying statements of income.

     The amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,437 and $46,875 during the three and six months ended June 30, 1999, respectively, and $23,438 and $46,875 during the three and six months ended June 30, 1998, respectively.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 2) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE affiliate, will retain a portion of the cash flow, as well as any prepayment penalties. The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of a 100% equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner has determined that certain capital improvements may be needed to enhance the marketability of the hotels. During 1998 and 1997, the Partnership funded a total of approximately $1.2 million from the working capital reserve to the hotels for such capital improvements, and additional working capital reserves will be applied during 1999 for further needed capital improvements.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC holders. The Partnership's net cash provided by operating activities for the six months ended June 30, 1999 and 1998, along with existing cash resources, were adequate to support operating, investing and financing requirements, and to declare distributions to BAC holders and the General Partner. Cash and cash equivalents increased during the six months ended June 30, 1999 primarily due to net withdrawals from the capital improvements reserves. The General Partner estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of June 30, 1999 totalled $1,385,578, which represents a $359,563 increase from the balance as of December 31, 1998. This increase primarily resulted from an increase in accrued expenses at four of the hotels, and an increase in distributions payable, partially offset by a decrease in trade payables at three of the hotels.

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

     The Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 1999 and 1998. The Partnership's balance on this loan was $8,725,715 and $8,778,243 as of June 30, 1999 and December 31, 1998, respectively.

Real Estate Tax And Capital Improvements Reserves Escrows
---------------------------------------------------------

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

     As of June 30, 1999 and December 31, 1998, Citicorp held $288,389 and $53,486, respectively, for real estate taxes and $192,111 and $373,151, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.

Working Capital Reserve
-----------------------

     The working capital reserve of $126,078 and $122,541 as of June 30, 1999 and December 31, 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following distributions were paid or accrued to BAC holders of record during the first two quarters of 1999 and 1998:

                                 1999                            1998
                           Distributions to                 Distributions to
                             BAC Holders                       BAC Holders
                         ----------------------        -----------------------
     Quarter Ended       Total          Per BAC        Total          Per BAC
     -------------       ----------     -------        ----------     -------
     March 31            $  251,912     $  0.29        $  269,285     $  0.31
     June 30                251,912        0.29           269,285        0.31
                         ----------     -------        ----------     -------
                         $  503,824     $  0.58        $  538,570     $  0.62
                         ==========     =======        ==========     =======

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased approximately $122,000 during the three months ended June 30, 1999 from the comparable period in 1998 primarily due to a decrease in rooms revenue, which was caused by competition from new hotels in the markets in which the hotels operate, resulting in decreased occupancy at each of the hotels; the decrease in net income was also due to an increase in property operations and maintenance expense due to necessary repairs and upgrades resulting from renovation work performed at the hotels which did not qualify as capitalizable improvements. Contributing to the decrease in the Partnership's net income were an increase in general and administrative expenses primarily due to increased payroll costs, and a decrease in telephone revenue due to decreased occupancy at all of the hotels. Partially offsetting the decrease in the Partnership's net income were a decrease in rooms expense due to decreased occupancy at all of the hotels combined with various staffing shortages, and a decrease in property taxes due to a tax bill adjustment which increased property tax expense for the first half of 1998.

     The Partnership's net income decreased approximately $270,000 during the six months ended June 30, 1999 from the comparable period in 1998 primarily due to a decrease in rooms revenue, and an increase in property operations and maintenance expense, both of which are discussed above. Contributing to the decrease in the Partnership's net income were a decrease in telephone revenue, as discussed above, and a decrease in interest and other income due to lower cash and cash equivalent balances during 1999. Partially offsetting the decrease in the Partnership's net income were a decrease in rooms expense, as discussed above, a decrease in building lease expense due to decreased revenues at the Scottsdale hotel (the building lease is based on a percentage of rental revenues), a decrease in property taxes, as discussed above, a decrease in depreciation and amortization expense due to a large portion of fixed assets which became fully depreciated during 1998, and a decrease in management fees due to decreased revenue generated by the hotels (management fees are based on a percentage of revenues generated by the hotels).

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


     The Partnership's Statements of Income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and six months ended June 30, 1999 and 1998, follow.

                            Gross Operating Income     Gross Operating Income
                         For the three months ended    For the six months ended
                                   June 30,                     June 30,
                         ----------------------------  -------------------------
Hotel Location              1999            1998           1999          1998
--------------           ------------   ------------   ------------   ----------
Clearwater, FL           $    208,628   $    242,328   $    606,017   $  667,037
Minneapolis, MN               436,789        446,325        768,300      765,318
Plymouth, MN                  213,863        224,776        348,356      357,715
Roseville, MN                 259,856        264,070        443,981      479,579
Scottsdale, AZ                525,655        595,243      1,433,480    1,615,452
                         ------------   ------------   ------------    ---------
  Total                  $  1,644,791   $  1,772,742   $  3,600,134   $3,885,101
                         ============   ============   ============   ==========

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                          Operating Income           Operating Income
                     For the three months ended     For the six months ended
                              June 30,                   June 30,
                    ----------------------------  ---------------------------
Hotel Location          1999           1998           1999           1998
--------------      ------------   ------------   ------------   ------------
Clearwater, FL      $     33,539   $     86,272   $    237,979   $    332,967
Minneapolis, MN          221,601        233,708        328,060        349,889
Plymouth, MN              67,541         86,389         50,307         73,707
Roseville, MN             95,966        121,656        108,305        168,114
Scottsdale, AZ            90,958        152,969        456,554        576,846
Depreciation and
 Partnership
 operating expenses     (280,589)      (331,701)      (566,151)      (623,993)
                    ------------   ------------   ------------   ------------
  Total             $    229,016   $    349,293   $    615,054   $    877,530
                    ============   ============   ============   ============


                              Weighted                      Weighted
                         Average Occupancy              Average Occupancy
                     For the three months ended     For the six months ended
                              June 30,                         June 30,
                    ----------------------------  ---------------------------
Hotel Location          1999           1998           1999           1998
--------------      ------------   -------------  ------------   ------------
Clearwater, FL            58%               61%          65%            69%
Minneapolis, MN           84%               89%          77%            81%
Plymouth, MN              67%               76%          59%            64%
Roseville, MN             86%               92%          75%            90%
Scottsdale, AZ            83%               90%          84%            92%
                       ------           ------       -------         ------
     Total (1)            76%               82%          73%            80%
                       =====            ======       ======          =====

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three and six months ended June 30, 1999 decreased from the same period in 1998 primarily due to the opening of five new hotels in the Clearwater area; this new competition resulted in decreased occupancy at the hotel. Gross operating income for the Minneapolis hotel for the three months ended June 30, 1999 decreased from the same period during 1998 primarily due to less transient business and fewer group sales. Gross operating income for the Minneapolis hotel for the six months ended June 30, 1999 increased slightly from the same period in 1998 primarily due to a shift in the market mix at the hotel to attract higher-rated business, while sacrificing small amounts of occupancy. Operating

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

income for the Minneapolis hotel for the three and six months ended June 30, 1999 decreased from the same period in 1998 primarily due to increases in repairs and maintenance expense and property tax expense, both of which indirectly resulted from renovation work performed at the hotel. Gross operating income and operating income for the Plymouth hotel for the three and six months ended June 30, 1999 decreased from the same period in 1998 primarily due to new competition from a recently renovated neighboring Comfort Inn hotel. Gross operating income and operating income for the Roseville hotel for the three and six months ended June 30, 1999 decreased from the same period in 1998 primarily due to a decline in the trucking business in that area which resulted in a significant decrease in occupancy at the hotel. Gross operating income and operating income for the Scottsdale hotel for the three and six months ended June 30, 1999 decreased from the same period in 1998 primarily due to a recent surge in mid-level hotel growth in the Scottsdale area, resulting in decreased occupancy at the hotel.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by August 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, and Buckhead to verify their Y2K compliance, with completion expected by August 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 5.   OTHER INFORMATION
          -----------------

     The Partnership's Beneficial Assignee Certificates (BACs) are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. During 1998 and 1999, a number of investors sold their BACs in the Partnership to other investors. If more than 5% of the total outstanding BACs in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1 through May 22, 1998, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1998, the General Partner of the Partnership halted recognition of any transfers that exceeded the safe harbor limit through December 31, 1998. This halt was lifted effective January 1, 1999. From January 1, 1999 through February 15, 1999, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective February 22, 1999, the General Partner again halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. As a result, transfers of BACs due to sales transactions will not be recognized by the Partnership until after December 31, 1999.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1999.

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



August 13, 1999                  by: /s/ Michael J. Tuszka
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