Form 10QSB
period 1999-09-30
CRI HOTEL INCOME PARTNERS L P
filed 1999-11-12
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999
                                   ------------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1999)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                                      Page
                                                                      ----

PART I.    Financial Information

Item 1.    Financial Statements

           Balance Sheets - September 30, 1999
             and December 31, 1998  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three and nine months
             ended September 30, 1999 and 1998  . . . . . . . . . .      2

           Statement of Changes in Partners' Capital (Deficit)
             - for the nine months ended September 30, 1999   . . .      3

           Statements of Cash Flows - for the nine months
             ended September 30, 1999 and 1998  . . . . . . . . . .      4

           Notes to Financial Statements  - September 30, 1999
             and 1998   . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .     10


PART II.   Other Information

Item 5.    Other Information  . . . . . . . . . . . . . . . . . . .     16

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     16

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                                                                                September 30,    December 31,
                                                                                                    1999            1998
                                                                                                ------------     ------------
                                                                                                 (Unaudited)
Property and equipment - at cost:
  Land                                                                                          $  1,574,490     $  1,574,490
  Buildings and site improvements                                                                 13,984,912       13,899,723
  Furniture, fixtures and equipment                                                                2,021,856        1,722,517
  Leasehold improvements                                                                           1,738,913        1,734,899
                                                                                                ------------     ------------
                                                                                                  19,320,171       18,931,629
  Less: accumulated depreciation and amortization                                                 (7,159,215)      (6,469,906)
                                                                                                ------------     ------------
                                                                                                  12,160,956       12,461,723

Cash and cash equivalents                                                                            248,357          230,935
Working capital reserve                                                                              146,375          122,541
Receivables, capital improvements reserves and other assets                                        1,418,434          997,354
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $397,439 and $371,936, respectively                                    622,665          648,168
Property purchase costs, net of accumulated amortization
  of $70,664 and $66,106, respectively                                                               111,603          116,161
                                                                                                ------------     ------------

      Total assets                                                                              $ 14,708,390     $ 14,576,882
                                                                                                ============     ============

                                  (Continued)



















                    The accompanying notes are an integral part
                           of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                             BALANCE SHEETS - Continued

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                                                                September 30,    December 31,
                                                                                                    1999            1998
                                                                                                ------------     ------------
                                                                                                 (Unaudited)
Current liabilities:
  Distributions payable                                                                         $    257,053     $    186,142
  Accounts payable and accrued expenses                                                            1,059,510          531,423
  Hotel trade payables                                                                               203,594          176,953
  Short-term portion of mortgage payable                                                             126,499          131,497
                                                                                                ------------     ------------
Total current liabilities                                                                          1,646,656        1,026,015
                                                                                                ------------     ------------

Long term debt:
  Mortgage payable                                                                                 8,570,040        8,646,746
                                                                                                ------------     ------------
      Total liabilities                                                                           10,216,696        9,672,761
                                                                                                ------------     ------------

Commitments and contingencies

Partners' capital (deficit):
  General Partner                                                                                   (298,948)        (290,700)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                            4,790,642        5,194,821
                                                                                                ------------     ------------
      Total partners' capital                                                                      4,491,694        4,904,121
                                                                                                ------------     ------------

      Total liabilities and partners' capital                                                   $ 14,708,390     $ 14,576,882
                                                                                                ============     ============














                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                               STATEMENTS OF INCOME

                                   (Unaudited)

                                                                For the three months ended          For the nine months ended
                                                                       September 30,                       September 30,
                                                               ----------------------------       ----------------------------
                                                                   1999            1998               1999            1998
                                                               ------------    ------------       ------------    ------------
Revenue:
  Rooms                                                        $  2,268,158    $  2,288,928       $  6,985,599    $  7,326,436
  Telephone                                                          55,381          78,259            188,147         234,894
  Rental and other                                                   95,003          96,806            268,914         272,670
  Food and beverage                                                  15,688          31,037             58,910          76,972
                                                               ------------    ------------       ------------    ------------
                                                                  2,434,230       2,495,030          7,501,570       7,910,972
                                                               ------------    ------------       ------------    ------------
Departmental expenses:
  Rooms                                                            (703,345)       (695,877)        (2,004,617)     (2,051,457)
  Telephone                                                         (33,022)        (39,401)           (93,825)        (99,431)
  Rental and other                                                  (38,169)        (42,932)          (110,830)       (121,596)
  Food and beverage                                                 (12,055)        (25,867)           (44,525)        (62,434)
                                                               ------------    ------------       ------------    ------------
                                                                   (786,591)       (804,077)        (2,253,797)     (2,334,918)
                                                               ------------    ------------       ------------    ------------
Gross operating income                                            1,647,639       1,690,953          5,247,773       5,576,054
                                                               ------------    ------------       ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                          16,921          24,036             60,026          79,012
  General and administrative                                       (272,141)       (258,169)          (870,243)       (847,714)
  Building lease                                                    (97,765)       (124,454)          (481,090)       (547,702)
  Marketing                                                        (217,527)       (214,182)          (671,039)       (666,939)
  Depreciation and amortization                                    (247,269)       (259,569)          (731,586)       (760,841)
  Energy                                                           (140,220)       (142,627)          (378,072)       (377,829)
  Property taxes                                                   (152,556)       (145,053)          (457,578)       (470,233)
  Property operations and maintenance                              (151,726)       (146,850)          (470,525)       (423,163)
  Management fees                                                   (85,193)        (87,308)          (262,487)       (276,783)
  Base asset management fee, paid to related parties                (23,438)        (23,437)           (70,313)        (70,312)
  Professional fees                                                 (11,309)        (12,224)           (34,396)        (34,904)
                                                               ------------    ------------       ------------    ------------
                                                                 (1,382,223)     (1,389,837)        (4,367,303)     (4,397,408)
                                                               ------------    ------------       ------------    ------------
Operating income                                                    265,416         301,116            880,470       1,178,646

Other expense:
  Interest expense                                                 (171,972)       (170,421)          (521,738)       (513,008)
                                                               ------------    ------------       ------------    ------------
Net income                                                     $     93,444    $    130,695       $    358,732    $    665,638
                                                               ============    ============       ============    ============

                  The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CRI HOTEL INCOME PARTNERS, L.P.

                       STATEMENTS OF INCOME - Continued

                                  (Unaudited)

                                                                For the three months ended          For the nine months ended
                                                                       September 30,                       September 30,
                                                               ----------------------------       ----------------------------
                                                                   1999            1998               1999            1998
                                                               ------------    ------------       ------------    ------------
Net income allocated to General Partner (2%)                   $      1,869    $      2,614       $      7,175    $     13,313
                                                               ============    ============       ============    ============

Net income allocated to BAC Holders (98%)                      $     91,575    $    128,081       $    351,557    $    652,325
                                                               ============    ============       ============    ============

Net income per BAC, based on 868,662 BACs outstanding          $       0.11    $       0.15       $      0.40     $       0.75
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                 (Unaudited)

                                                                                             Beneficial
                                                                                              Assignee
                                                                               General       Certificate
                                                                               Partner         Holders           Total
                                                                              ---------      -----------      -----------
Balance, January 1, 1999                                                      $(290,700)     $ 5,194,821      $ 4,904,121

  Distributions paid or accrued of $0.87 per BAC
    (including return of capital of $0.47 per BAC)                              (15,423)        (755,736)        (771,159)

  Net income                                                                      7,175          351,557          358,732
                                                                              ---------      -----------      -----------

Balance, September 30, 1999                                                   $(298,948)     $ 4,790,642      $ 4,491,694
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                           STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                                  For the nine months ended
                                                                                                         September 30,
                                                                                                ------------------------------
                                                                                                    1999               1998
                                                                                                ------------      ------------
Cash flows from operating activities:
  Net income                                                                                    $    358,732      $    665,638

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                    731,586           760,841

    Changes in assets and liabilities:
      (Increase) decrease in receivables and other assets, net                                      (672,297)           89,210
      Increase (decrease) in accounts payable and accrued expenses                                   528,087           (41,338)
      Increase (decrease) in hotel trade payables                                                     26,641          (208,095)
                                                                                                ------------      ------------
        Net cash provided by operating activities                                                    972,749         1,266,256
                                                                                                ------------      ------------

Cash flows from investing activities:
  Net additions to property and equipment                                                           (388,542)         (716,125)
  Net (deposits to) withdrawals from working capital reserve                                         (23,834)          164,850
  Net withdrawals from (deposits to) capital improvements reserves                                   239,001          (159,282)
                                                                                                ------------      ------------
        Net cash used in investing activities                                                       (173,375)         (710,557)
                                                                                                ------------      ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                             (700,248)         (744,568)
  Payment of principal on mortgage payable                                                           (81,704)          (90,434)
                                                                                                ------------      ------------
        Net cash used in financing activities                                                       (781,952)         (835,002)
                                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                                                  17,422          (279,303)

Cash and cash equivalents, beginning of period                                                       230,935           380,294
                                                                                                ------------      ------------
Cash and cash equivalents, end of period                                                        $    248,357      $    100,991
                                                                                                ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                      $    521,738      $    513,008
                                                                                                ============      ============

                  The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 AND 1998

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L. P. (the Partnership) reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Partnership's financial position as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 AND 1998

                                   (Unaudited)

2.   NOTES PAYABLE - Continued

     The Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 1999 and 1998. The Partnership's balance on this loan was $8,696,539 and $8,778,243 as of September 30, 1999 and December 31, 1998, respectively.


3.   REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVES ESCROWS

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $40,745 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of September 30, 1999 and December 31, 1998, the servicer held $414,002 and $53,486, respectively, for real estate taxes and $128,290 and $373,151, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $146,375 and $122,541 as of September 30, 1999 and December 31, 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 AND 1998

                                   (Unaudited)

5.   DISTRIBUTIONS TO BAC HOLDERS

     The following distributions were paid or accrued to BAC holders of record during the first three quarters of 1999 and 1998:

                                                1999                                 1998
                                          Distributions to                     Distributions to
                                             BAC Holders                          BAC Holders
                                    ----------------------------         ----------------------------
     Quarter Ended                    Total            Per BAC              Total             Per BAC
     -------------                  ----------         -------           ----------           -------
     March 31                       $  251,912         $  0.29           $  269,285           $  0.31
     June 30                           251,912            0.29              269,285              0.31
     September 30                      251,912            0.29              269,285              0.31
                                    ----------         -------           ----------           -------
                                    $  755,736         $  0.87           $  807,855           $  0.93
                                    ==========         =======           ==========           =======


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first three quarters of 1999 or 1998.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three and nine months ended September 30, 1999, lease

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 AND 1998

                                   (Unaudited)

6.   COMMITMENTS - Continued

     payments were $97,765 and $481,090, respectively, and $124,454 and $547,702 for the three and nine months ended September 30, 1998, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in interest and other income in the accompanying statements of income, was $13,991 and $41,973 for the three and nine months ended September 30, 1999, respectively and $13,518 and $40,554 for the three and nine months ended September 30, 1998, respectively.


7.   RELATED-PARTY TRANSACTIONS

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid or accrued $7,104 and $31,355 for the three and nine months ended September 30, 1999, respectively, and $18,710 and $42,118 for the three and nine months ended September 30, 1998, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursements are included in general and administrative expense in the accompanying statements of income.

     The amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid or accrued a base asset management fee of $23,438 and $70,313 during the three and nine months ended September 30, 1999, respectively, and $23,437 and $70,312 during the three and nine months ended September 30, 1998, respectively.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 AND 1998

                                   (Unaudited)

7.   RELATED-PARTY TRANSACTIONS - Continued

     On August 27, 1999, C.R.I., Inc., the general partner of the General Partner, advanced $28,000 to the Partnership in the form of a non-interest bearing loan. On September 9, 1999, this loan was repaid in full by the Partnership.

     On September 30, 1999, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. The Scottsdale hotel has agreed to repay $100,000 to the Partnership no later than November 20, 1999, with the remaining balance of $50,000 to be repaid to the Partnership no later than December 20, 1999.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner has determined that certain capital improvements may be needed to enhance the marketability of the hotels. During 1998 and 1997, the Partnership funded a total of approximately $1.2 million from the working capital reserve to the hotels for such capital improvements, and additional working capital reserves may be applied during 1999 for further needed capital improvements.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements and distributions to BAC holders. The Partnership's net cash provided by operating activities for the nine months ended September 30, 1999 and 1998, along with existing cash resources, were adequate to support operating, investing and financing requirements, and to declare distributions to BAC holders and the General Partner. Cash and cash equivalents increased slightly during the nine months ended September 30, 1999, as the cash provided by operating activities was approximately offset by cash used in investing activities, and by cash used in financing activities, primarily for distributions to BAC holders. The General Partner estimates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of September 30, 1999 totalled $1,646,656, which represents a $620,641 increase from the balance as of December 31, 1998. This increase primarily resulted from an increase in accrued expenses at all five of the hotels, an increase in distributions payable, and an increase in trade payables at three of the hotels.

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

     The Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 1999 and 1998. The Partnership's balance on this loan was $8,696,539 and $8,778,243 as of September 30, 1999 and December 31, 1998, respectively.

Real Estate Tax And Capital Improvements Reserves Escrows
---------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $40,745 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of September 30, 1999 and December 31, 1998, the servicer held $414,002 and $53,486, respectively, for real estate taxes and $128,290 and $373,151, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.

Working Capital Reserve
-----------------------

     The working capital reserve of $146,375 and $122,541 as of September 30, 1999 and December 31, 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Distributions to BAC Holders
----------------------------

     The following distributions were paid or accrued to BAC holders of record during the first three quarters of 1999 and 1998:

                                                1999                                 1998
                                          Distributions to                     Distributions to
                                             BAC Holders                          BAC Holders
                                    ----------------------------         ----------------------------
     Quarter Ended                    Total            Per BAC              Total             Per BAC
     -------------                  ----------         -------           ----------           -------
     March 31                       $  251,912         $  0.29           $  269,285           $  0.31
     June 30                           251,912            0.29              269,285              0.31
     September 30                      251,912            0.29              269,285              0.31
                                    ----------         -------           ----------           -------
                                    $  755,736         $  0.87           $  807,855           $  0.93
                                    ==========         =======           ==========           =======

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased approximately $37,000 during the three months ended September 30, 1999 from the comparable period in 1998 primarily due to a decrease in telephone revenue due to decreased occupancy at four of the hotels combined with increased cellular phone and prepaid calling card usage; a decrease in rooms revenue, which was caused by competition from new hotels in the Clearwater, Scottsdale and Plymouth markets, resulting in decreased occupancy at each of these hotels; and a decrease in food and beverage revenue due to the loss of a major banquet client at the Scottsdale hotel. The decrease in net income was also due to an increase in general and administrative expenses primarily due to increased payroll costs and an increase in rooms expense primarily due to the use of contract labor to compensate for labor shortages in the Minneapolis market. Partially offsetting the decrease in the Partnership's net income were a decrease in building lease expense due to decreased revenues at the Scottsdale hotel (the building lease is based on a percentage of rental revenues), a decrease in food and beverage expense due to the loss of a major banquet client at the Scottsdale hotel, and a decrease in depreciation and amortization expense as some fixed assets became fully depreciated during 1998.

     The Partnership's net income decreased approximately $307,000 during the nine months ended September 30, 1999 from the comparable period in 1998 primarily due to a decrease in rooms revenue, as discussed above, and an increase in property operations and maintenance expense due to necessary repairs and updgrades resulting from renovation work performed at the hotels which did not qualify as capitalizable improvements. Contributing to the decrease in the Partnership's net income were a decrease in telephone revenue, an increase in general and administrative expenses, and a decrease in food and beverage revenue, all as discussed above, and a decrease in interest and other income due to generally lower cash and cash equivalents balances during 1999. Partially

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

offsetting the decrease in the Partnership's net income were a decrease in building lease expense, as discussed above, a decrease in rooms expense due to decreased occupancy at all of the hotels combined with various staffing shortages, and decreases in depreciation and amortization expense and food and beverage expense, both as discussed above.

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


     The Partnership's Statements of Income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three and nine months ended September 30, 1999 and 1998, follow.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                               Gross Operating Income               Gross Operating Income
                                                             For the three months ended            For the nine months ended
                                                                    September 30,                         September 30,
                                                            ----------------------------         ----------------------------
Hotel Location                                                  1999            1998                 1999            1998
--------------                                              ------------    ------------         ------------    ------------
Clearwater, FL                                              $    158,751    $    189,830         $    764,768    $    856,867
Minneapolis, MN                                                  523,708         489,610            1,292,008       1,254,928
Plymouth, MN                                                     278,630         286,263              626,986         643,978
Roseville, MN                                                    335,582         296,327              779,563         775,906
Scottsdale, AZ                                                   350,968         428,923            1,784,448       2,044,375
                                                            ------------    ------------         ------------    ------------
  Total                                                     $  1,647,639    $  1,690,953         $  5,247,773    $  5,576,054
                                                            ============    ============         ============    ============

                                                                  Operating Income                     Operating Income
                                                             For the three months ended            For the nine months ended
                                                                   September 30,                         September 30,
                                                            ----------------------------         ----------------------------
Hotel Location                                                  1999            1998                 1999            1998
--------------                                              ------------    ------------         ------------    ------------
Clearwater, FL                                              $     28,586    $     30,122         $    248,480    $    363,089
Minneapolis, MN                                                  293,551         278,514              621,611         628,403
Plymouth, MN                                                     116,378         141,193              166,685         214,900
Roseville, MN                                                    165,014         140,107              273,319         308,221
Scottsdale, AZ                                                   (29,247)          8,536              427,305         585,382
Depreciation and Partnership operating expenses                 (308,866)       (297,356)            (856,930)       (921,349)
                                                            ------------    ------------         ------------    ------------
  Total                                                     $    265,416    $    301,116         $    880,470    $  1,178,646
                                                            ============    ============         ============    ============

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                      Weighted                              Weighted
                                                                 Average Occupancy                     Average Occupancy
                                                             For the three months ended            For the nine months ended
                                                                    September 30,                         September 30,
                                                            ----------------------------         ----------------------------
Hotel Location                                                  1999            1998                 1999            1998
--------------                                              ------------    ------------         ------------    ------------
Clearwater, FL                                                     51%             55%                  60%             64%
Minneapolis, MN                                                    90%             92%                  82%             85%
Plymouth, MN                                                       74%             80%                  64%             70%
Roseville, MN                                                      89%             87%                  80%             89%
Scottsdale, AZ                                                     76%             84%                  81%             89%
                                                               ------          ------               ------          ------
  Total (1)                                                        76%             80%                  74%             80%
                                                               ======          ======               ======          ======

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

     Gross operating income and operating income for the Clearwater hotel for the three and nine months ended September 30, 1999 decreased from the same periods in 1998 primarily due to the opening of five new hotels in the Clearwater area. This new competition resulted in decreased occupancy at the hotel. Gross operating income for the Minneapolis hotel for the three and nine months ended September 30, 1999, as well as operating income for the Minneapolis hotel for the three months ended September 30, 1999 increased from the same periods during 1998 primarily due to a shift in the marketing efforts at the hotel to attract higher-rated business, while sacrificing small amounts of occupancy. Operating income for the Minneapolis hotel for the nine months ended September 30, 1999 decreased from the same period in 1998 primarily due to increased marketing costs and an increase in real estate taxes at the hotel. Gross operating income and operating income for the Plymouth hotel for the three and nine months ended September 30, 1999 decreased from the same periods in 1998 primarily due to new competition from a recently renovated neighboring hotel which resulted in decreased occupancy at the Plymouth hotel. Gross operating income and operating income for the Roseville hotel for the three and nine months ended September 30, 1999, as well as operating income for the Roseville hotel for the three months ended September 30, 1999 increased from the same periods in 1998 primarily due to higher room rates charged by the hotel resulting from recent renovations at the hotel. Operating income for the Roseville hotel for the nine months ended September 30, 1999 decreased from the same period during 1998 primarily due to a decline in the trucking business in that area which resulted in decreased occupancy at the hotel. Gross operating income and operating income for the Scottsdale hotel for the three and nine months ended September 30, 1999 decreased from the same periods in 1998 primarily due to a recent surge in mid-level hotel growth in the Scottsdale area, resulting in decreased occupancy at the hotel.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by December 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, and Buckhead to verify their Y2K compliance, with completion expected by December 1999. The Testing Phase, which includes testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1999.

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



November 12, 1999                by: /s/ Michael J. Tuszka
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