Form 10KSB
period 1999-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2000-03-17
CIK 808377

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
                              -----------------

Commission file number             33-11096
                              -----------------

                         CRI HOTEL INCOME PARTNERS, L.P.
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 52-1500621
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number      (301) 468-9200
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year. $9,823,672.

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                         CRI HOTEL INCOME PARTNERS, L.P.

                        1999 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----
                                     PART I
                                     ------

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-2
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-2
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-3


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-8
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-8


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

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 1999, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

     In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Partnership's original prospectus indicated that the hotels would need to be sold or the debt would need to be refinanced at the time the Notes matured. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future made such sales desirable. During 1997, the General Partner solicited and reviewed offers for both sale and refinancing opportunities for the hotels. The solicitation, however, did not result in a purchase offer which would have provided an adequate return to the
BAC holders.   As a result, the General Partner chose to refinance the loans on the four hotels. Proceeds of the refinancing were adequate to pay the maturing Notes and to set aside reserves for capital improvements, which may enhance the potential for a higher sale price in the future. The General Partner is not currently soliciting sale offers. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the financial statements for additional information concerning the 1997 refinancing.

                                     PART I
                                     ------


ITEM 1.   BUSINESS - Continued
          --------

Employees
---------

     The Partnership has no employees. Services are performed by C.R.I., Inc., the general partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.


ITEM 2.   PROPERTIES
          ----------

     A description of the hotels and the leasehold interest owned by the Partnership as of December 31, 1999, follows.

                                     PART I
                                     ------


ITEM 1.   BUSINESS - Continued
          --------


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

                                     PART I
                                     ------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II
                                     -------


ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

(a) The Partnership's Beneficial Assignee Certificates (BACs) are not publicly traded on any registered stock exchange but can be traded on an informal secondary market. During 1998 and 1999, a number of investors sold their BACs in the Partnership to other investors. If more than 5% of the total outstanding BACs in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1 through May 22, 1998, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective June 1, 1998, the General Partner of the Partnership halted recognition of any transfers that exceeded the safe harbor limit through December 31, 1998. This halt was lifted effective January 1, 1999. From January 1, 1999 through February 15, 1999, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective February 22, 1999, the General Partner again halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. This halt was lifted effective January 1, 2000.

(b) As of March 17, 2000, there were approximately 1,436 registered holders of BACs in the Partnership.

(c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid or accrued distributions of $755,736 and $990,274 to BAC Holders during 1999 and 1998, respectively. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during the years ended December 31, 1999 and 1998, and for a discussion of factors which will affect future distribution levels.

     By letter dated February 11, 2000, the Partnership notified BAC Holders that, due to reduced cash flow caused by decreasing occupancy and room rates, no cash distribution would be made for the calendar quarter ended December 31, 1999.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined that certain capital improvements were needed to enhance the marketability of the hotels. During 1998 and 1997, the Partnership funded a total of approximately $1.2 million from the working capital reserve and the capital improvements reserves to the hotels for such capital improvements. During 1999, the General Partner funded $209,880 from the working capital reserve and the capital improvements reserves held by the lender to the hotels for capital improvements. As of March 17, 2000, the General Partner has approved the expenditure of approximately $70,000 for the renovation of a portion of the guest rooms at the Roseville hotel.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements and for possible distributions to BAC Holders. The Partnership's net cash provided by operating activities for 1999 and 1998, along with existing cash resources, was adequate to support operating, investing and financing requirements, and to declare distributions to BAC Holders and the General Partner. Cash and cash equivalents increased slightly in 1999 as net additions to property and equipment decreased from 1998. Cash and cash equivalents decreased in 1998 principally due to debt service payments made in connection with the terms of the Partnership's new financing, as discussed below. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of December 31, 1999 totalled $945,376, which amount represents an $80,639 decrease from the 1998 balance. This decrease resulted primarily from a decrease in distributions payable, partially offset by an increase in hotel trade payables.

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

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. See the notes to the financial statements for further information concerning the acquisition and servicing of this loan.

     The Partnership made installments of principal and interest aggregating $804,589 during each of 1999 and 1998. The Partnership's balance on this loan was $8,666,770 and $8,778,243 as of December 31, 1999 and 1998, respectively.

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

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     As of December 31, 1999 and 1998, the servicer held $82,400 and $53,486, respectively, for real estate taxes and $178,010 and $373,151, respectively, for capital improvements reserves.

Working Capital Reserve
-----------------------

     The working capital reserve of $107,248 and $122,541 as of December 31, 1999 and 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions
-------------

     Distributions paid or accrued to BAC Holders of record during 1999 and 1998 follow.

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                                       1999                          1998
                                  Distributions to              Distributions to
                                    BAC Holders                    BAC Holders
                              ------------------------      ------------------------
       Quarter Ended             Total         Per BAC         Total         Per BAC
  ----------------------      -----------      -------      -----------      -------
  March 31                    $   251,912      $  0.29      $   269,285      $  0.31
  June 30                         251,912         0.29          269,285         0.31
  September 30                    251,912         0.29          269,285         0.31
  December 31                          --           --          182,419         0.21
                              -----------      -------      -----------      -------
      Total                   $   755,736      $  0.87      $   990,274      $  1.14
                              ===========      =======      ===========      =======


     As a result of reduced cash flow from the hotels, the distribution levels for 1999 decreased from 1998, and the distribution to BAC holders for the quarter ended December 31, 1999, was suspended. The General Partner continues to monitor closely the operations and cash flow of the hotels, with the goal of resuming distributions if and when improved cash flow so permits. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

                       Partnership's Results of Operations
                       -----------------------------------

1999 versus 1998
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $307,986 in 1999 from 1998, primarily due to a decrease in revenue from hotel operations which was not offset by a decrease in hotel departmental expenses, by a slight decrease in interest and other income, and by a slight increase in interest expense. See the following discussion for an analysis of each hotel's operating results.

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

     The Partnership's Statements of Income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating expenses and fixed expenses. The operating results and average occupancy for the hotels for the years ended December 31, 1999 and 1998 follow.

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                   Gross Operating Income
                                             ------------------------------------
       Hotel Location                            1999                    1998
       --------------                        ------------            ------------
       Clearwater, FL                        $    958,352            $    985,726
       Minneapolis, MN                          1,680,445               1,627,243
       Plymouth, MN                               854,458                 810,457
       Roseville, MN                              966,256                 965,288
       Scottsdale, AZ                           2,273,121               2,619,781
                                             ------------            ------------
           Total                             $  6,732,632            $  7,008,495
                                             ============            ============

                                                       Operating Income
                                             ------------------------------------
       Hotel Location                            1999                    1998
       --------------                        ------------            ------------
       Clearwater, FL                        $    303,085            $    349,612
       Minneapolis, MN                            802,845                 797,303
       Plymouth, MN                               247,491                 236,265
       Roseville, MN                              310,487                 347,414
       Scottsdale, AZ                             473,537                 664,876
       Depreciation and net Partnership
         operating expenses                    (1,200,766)             (1,161,089)
                                             ------------            ------------
           Total                             $    936,679            $  1,234,381
                                             ============            ============

                                                      Average Occupancy
                                             ------------------------------------
       Hotel Location                            1999                    1998
       --------------                        ------------            ------------
       Clearwater, FL                                  58%                     60%
       Minneapolis, MN                                 80%                     84%
       Plymouth, MN                                    66%                     67%
       Roseville, MN                                   77%                     85%
       Scottsdale, AZ                                  80%                     87%
                                             ------------            ------------
          Weighted average occupancy (1)               73%                     77%
                                             ============            ============

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

                                     PART II
                                     -------


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

1999 versus 1998
----------------

Clearwater, Florida:  Gross operating income and operating income decreased in
-------------------   1999 from 1998 as a result of decreased occupancy, without any offsetting decrease in departmental expenses or increase in average rate. The decreased occupancy was the result of increased competition caused by the recent opening of five new hotels in the Clearwater area. A further drop in operating income was caused by equipment lease payments which began in 1999.

Minneapolis, Minnesota:  Gross operating income and operating income increased
----------------------   in 1999 from 1998 as a result of an eight percent
increase in average rate, only partially offset by a four percent decrease in occupancy. The increase in average rates was attributed to effective revenue management. The increase in gross operating income was substantially offset by increases in sales and marketing expenses, repair and maintenance expenses, and property taxes.

Plymouth, Minnesota:  Gross operating income and operating income increased in
-------------------   1999 from 1998 as a result of a nearly eight percent
increase in average rate, only partially offset by a one percent decrease in occupancy. The increase in average rate was attributed to guests being willing to pay higher rates for newly-renovated rooms. The increase in gross operating income was substantially offset by increases in sales and marketing expenses, repair and maintenance expenses, and equipment lease payments which began in 1999.

Roseville, Minnesota:  Gross operating income was essentially flat in 1999 from
--------------------   1998.  A nine percent increase in average rate was offset
by an eight percent decrease in occupancy. Operating income decreased in 1999 from 1998 primarily as a result of increased administrative and general expenses, increased repair and maintenance expenses, and increased equipment lease payments.

Scottsdale, Arizona:  Gross operating income and operating income decreased in
-------------------   1999 from 1998 as the result of a seven percent decrease
in occupancy coupled with a three percent decrease in average rate. The decrease in gross operating profit was partially offset by decreases in sales and marketing expenses, management and incentive management fees, and land lease payments (which are tied to revenue performance).

                            Year 2000 Computer Issue
                            ------------------------

     The Partnership experienced little to no interruption in its computer operations, or otherwise, as a result of the transition from the year 1999 to 2000. The Partnership's expenses associated with upgrading and testing its internal hardware and software systems, data interfaces, business operations and non-information technology functions which could have been affected by the transition were not material.

                                     PART II
                                     -------


ITEM 7.   FINANCIAL STATEMENTS
          --------------------

     The information required by this item is contained in Part III.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the General Partner of the Partnership, are as follows:

William B. Dockser, 63, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 53, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 41, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 44, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 17, 2000.


    Name of                      Amount and Nature          % of total
Beneficial Owner              of Beneficial Ownership      BACs issued
-----------------------       -----------------------      ------------
Equity Resources Group,
  Incorporated, et. al.             50,170 BACS                 5.8%
  14 Story Street
  Cambridge, MA 02138


     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 17, 2000, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.













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

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the General Partner or its affiliates by virtue of either their interest in the General Partner or their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference. Note 8 of the notes to the financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

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


                                      III-4

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K - Continued
          --------------------------------

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.

          On February 11, 2000, the Partnership filed a report on Form 8-K, notifying BAC Holders that due to reduced cash flow caused by decreasing occupancy and room rates, no cash distribution would be made for the calendar quarter ended December 31, 1999.
















































                                      III-5

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CRI HOTEL INCOME PARTNERS, L.P.
                         -------------------------------------------------
                         (Registrant)

                         by:  CRICO Hotel Associates I, L.P.
                              --------------------------------------------
                              General Partner

                              by: C.R.I., Inc.
                                  ----------------------------------------
                                  its General Partner



March 17, 2000                    by: /s/ William B. Dockser
-----------------                     ------------------------------------
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


March 17, 2000                    by: /s/ H. William Willoughby
-----------------                     ------------------------------------
DATE                                  H. William Willoughby,
                                        Director, President
                                        and Secretary




March 17, 2000                    by: /s/ Michael J. Tuszka
-----------------                     ------------------------------------
DATE                                  Michael J. Tuszka
                                        Vice President
                                        and Chief Accounting Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)










                                      III-6

               Report of Independent Certified Public Accountants
               --------------------------------------------------



To the Partners
CRI Hotel Income Partners, L.P.

     We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income, changes in partners' (deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' (deficit) capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                              Grant Thornton LLP



Vienna, VA
March 6, 2000










                                      III-7

                         CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS
                                     ASSETS

                                                                                                  December 31,
                                                                                          -------------------------------
                                                                                              1999               1998
                                                                                          ------------       ------------
Property and equipment - at cost:
  Land                                                                                    $  1,574,490       $  1,574,490
  Buildings and site improvements                                                           13,990,707         13,899,723
  Furniture, fixtures and equipment                                                          1,768,678          1,722,517
  Leasehold improvements                                                                     1,738,913          1,734,899
                                                                                          ------------       ------------
                                                                                            19,072,788         18,931,629
  Less: accumulated depreciation and amortization                                           (7,160,891)        (6,469,906)
                                                                                          ------------       ------------
                                                                                            11,911,897         12,461,723

Cash and cash equivalents                                                                      295,559            230,935
Working capital reserve                                                                        107,248            122,541
Receivables, capital improvements reserves and other assets                                    820,708            997,354
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $405,940 and $371,936, respectively                              614,164            648,168
Property purchase costs, net of accumulated amortization
  of $72,182 and $66,106, respectively                                                         110,084            116,161
                                                                                          ------------       ------------
    Total assets                                                                          $ 13,859,660       $ 14,576,882
                                                                                          ============       ============

                    LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Current liabilities:
  Distributions payable                                                                   $         --       $    186,142
  Accounts payable and accrued expenses                                                        521,321            531,423
  Hotel trade payables                                                                         295,044            176,953
  Short-term portion of mortgage payable                                                       129,011            131,497
                                                                                          ------------       ------------
Total current liabilities                                                                      945,376          1,026,015
                                                                                          ------------       ------------
Long term debt:
  Mortgage payable                                                                           8,537,759          8,646,746
                                                                                          ------------       ------------
    Total liabilities                                                                        9,483,135          9,672,761
                                                                                          ------------       ------------
Commitments and contingencies

Partners' (deficit) capital:
  General Partner                                                                             (301,252)          (290,700)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                      4,677,777          5,194,821
                                                                                          ------------       ------------
    Total partners' capital                                                                  4,376,525          4,904,121
                                                                                          ------------       ------------
    Total liabilities and partners' capital                                               $ 13,859,660       $ 14,576,882
                                                                                          ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                    III-8

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                                                                               For the year ended
                                                                                                   December 31,
                                                                                          -----------------------------
                                                                                              1999               1998
                                                                                          ------------       ------------
Revenue:
  Rooms                                                                                   $  9,054,014       $  9,275,373
  Telephone                                                                                    245,072            289,969
  Rental and other                                                                             363,372            348,238
  Food and beverage                                                                             78,381             99,612
                                                                                          ------------       ------------
                                                                                             9,740,839         10,013,192
                                                                                          ------------       ------------
Departmental expenses:
  Rooms                                                                                     (2,674,321)        (2,659,915)
  Telephone                                                                                   (122,052)          (111,638)
  Rental and other                                                                            (152,103)          (153,479)
  Food and beverage                                                                            (59,731)           (79,665)
                                                                                          ------------       ------------
                                                                                            (3,008,207)        (3,004,697)
                                                                                          ------------       ------------
Gross operating income                                                                       6,732,632          7,008,495
                                                                                          ------------       ------------
Unallocated operating income (expenses):
  Interest and other income                                                                     82,833             97,961
  General and administrative                                                                (1,076,162)        (1,024,280)
  Building lease                                                                              (627,944)          (702,788)
  Marketing                                                                                   (880,921)          (889,922)
  Depreciation and amortization                                                               (980,356)          (870,218)
  Energy                                                                                      (486,724)          (489,859)
  Property taxes                                                                              (585,193)          (623,095)
  Property operations and maintenance                                                         (624,377)          (570,194)
  Management fees                                                                             (357,022)          (411,428)
  Base asset management fee, paid to related parties                                           (93,750)           (93,750)
  Professional fees                                                                           (107,337)           (99,541)
  Loss on disposal of fixed assets                                                             (59,000)           (97,000)
                                                                                          ------------       ------------
                                                                                            (5,795,953)        (5,774,114)
                                                                                          ------------       ------------
Operating income                                                                               936,679          1,234,381

Other expense:
  Interest expense                                                                            (693,116)          (682,832)
                                                                                          ------------       ------------
Net income                                                                                $    243,563       $    551,549
                                                                                          ============       ============
Net income allocated to General Partner (2%)                                              $      4,871       $     11,031
                                                                                          ============       ============
Net income allocated to BAC Holders (98%)                                                 $    238,692       $    540,518
                                                                                          ============       ============
Net income per BAC, based on 868,662 BACs outstanding                                     $       0.27       $       0.62
                                                                                          ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                    III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL




                                                                            Beneficial
                                                                             Assignee
                                                        General            Certificate
                                                        Partner              Holders              Total
                                                       ----------          ------------        ------------
Partners' (deficit) capital,
  January 1, 1998                                      $ (281,520)         $  5,644,577        $  5,363,057

  Distributions of $1.14 per BAC (including
    return of capital of $0.52 per BAC)                   (20,211)             (990,274)         (1,010,485)

  Net income                                               11,031               540,518             551,549
                                                       ----------          ------------        ------------
Partners' (deficit) capital,
  December 31, 1998                                      (290,700)            5,194,821           4,904,121

  Distributions of $0.87 per BAC (including
    return of capital of $0.61 per BAC)                   (15,423)             (755,736)           (771,159)

  Net income                                                4,871               238,692             243,563
                                                       ----------          ------------        ------------
Partners' (deficit) capital,
  December 31, 1999                                    $ (301,252)         $  4,677,777        $  4,376,525
                                                       ==========          ============        ============


























                  The accompanying notes are an integral part
                         of these financial statements.

                                   III-10

                          CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                                 For the year ended
                                                                                                     December 31,
                                                                                            -----------------------------
                                                                                                1999             1998
                                                                                            ------------     ------------
Cash flows from operating activities:
  Net income                                                                                $    243,563     $    551,549

  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                                                980,356          870,218
    Loss on disposal of assets                                                                    59,000           97,000

  Changes in assets and liabilities:
    (Increase) decrease in receivables and other assets, net                                     (28,925)         217,109
    Decrease in accounts payable and accrued expenses                                            (10,102)         (85,566)
    Increase (decrease) in hotel trade payables                                                  118,091         (277,992)
                                                                                            ------------     ------------
      Net cash provided by operating activities                                                1,361,983        1,372,318
                                                                                            ------------     ------------

Cash flows from investing activities:
  Net additions to property and equipment                                                       (433,159)      (1,091,730)
  Net withdrawals from working capital reserve                                                    15,293          802,459
  Net withdrawals from (deposits to) capital improvements reserves                               189,281          (91,300)
                                                                                            ------------     ------------
      Net cash used in investing activities                                                     (228,585)        (380,571)
                                                                                            ------------     ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                         (957,301)      (1,019,349)
  Payment of principal on mortgage payable                                                      (111,473)        (121,757)
                                                                                            ------------     ------------
      Net cash used in financing activities                                                   (1,068,774)      (1,141,106)
                                                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents                                              64,624         (149,359)

Cash and cash equivalents, beginning of year                                                     230,935          380,294
                                                                                            ------------     ------------

Cash and cash equivalents, end of year                                                      $    295,559     $    230,935
                                                                                            ============     ============



Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                                    $    683,427     $    682,832
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

          In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Partnership's original prospectus indicated that the hotels would need to be sold or the debt would need to be refinanced at the time the Notes matured. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future made such sales desirable. During 1997, the General Partner solicited and reviewed offers for both sale and refinancing opportunities for the hotels. The solicitation, however, did not result in a purchase offer which would have provided an adequate return to the BAC holders. As a result, the General Partner chose to refinance the loans on the four hotels. Proceeds of the refinancing were adequate to pay the maturing Notes and to set aside reserves for capital improvements, which may enhance the potential for a higher sale price in the future. The General Partner is not currently soliciting sale offers.


                                     III-12

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     b.   Method of Accounting
          --------------------

          The financial statements of the Partnership have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

     c.   Use of estimates
          ----------------

          In preparing financial statements in accordance with accounting principles generally accepted in the United States, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             Type of Asset                         Estimated Life
     ---------------------------------            -----------------
     Building and site improvements               10-30 years
     Furniture, fixtures and equipment            7-10 years
     Leasehold improvements                       7-10 years

          Property purchase costs and acquisition fees are amortized over a thirty-year period using the straight-line method.

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

     i.   Reclassifications
          -----------------

          Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 1999, the Partnership remained invested in four hotels and one leasehold interest, as follows.







                                     III-14

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP -
          Continued


      Hotels               Date of Purchase      Amount of Purchase
--------------------       ----------------      ------------------
Clearwater Days Inn             4/01/88              $3,750,000
Minneapolis Days Inn           11/01/87              $4,800,000
Plymouth Days Inn              12/30/87              $4,000,000
Roseville Days Inn              3/01/88              $4,200,000

Leasehold interest         Date of Purchase      Amount of Purchase
--------------------       ----------------      ------------------
Scottsdale Days Inn (A)         7/01/88              $2,000,000


(A) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.


3.   MORTGAGE PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes (Former Notes) which were originally issued in connection with the Partnership's acquisition of the hotels. The new loan proceeds of $8.9 million were in excess of the amount needed to pay the Former Notes of $7,874,369 due as of December 19, 1997. Such excess was used to pay the costs of refinancing and to fund needed capital improvements at the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the refinancing of the Former Notes does not preclude the future sale of the hotels, either individually or as a portfolio. Scheduled annual principal payments due under the loan are as follows:

                    2000                $  129,011
                    2001                   141,461
                    2002                   152,940
                    2003                   165,349
                    2004                   176,920
                    Thereafter           7,901,089

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. Additionally, see Note 8 for further information concerning the acquisition and servicing of this loan.

                                     III-15

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   MORTGAGE PAYABLE - Continued

     The Partnership made installments of principal and interest aggregating $804,589 during each of 1999 and 1998. The Partnership's balance on this loan was $8,666,770 and $8,778,243 as of December 31, 1999 and December 31, 1998,
respectively.

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

     As of December 31, 1999 and 1998, the servicer held $82,400 and $53,486, respectively, for real estate taxes and $178,010 and $373,151, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.


5.   WORKING CAPITAL RESERVE

     The working capital reserve of $107,248 and $122,541 as of December 31, 1999 and 1998, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


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

                                     III-16

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

     the Partnership. Incentive management fees of $16,160 and $61,082 were earned in 1999 and 1998, respectively.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional five year period. Annual Lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 1999 and 1998, annual lease payments were $627,944 and $702,788, respectively.

          The Partnership has also entered into various operating leases for equipment used at the hotels, which expire in 2000. Minimum lease payments under the operating leases and the Scottsdale facility lease follow.

                    2000                $ 214,073
                    2001                  195,293
                    2002                  140,450
                    2003                  140,450
                    2004                  140,450
                    Thereafter                  0
                                        ---------
                                        $ 830,716
                                        =========

          Total rental expense under the leases was $1,423,508 and $743,628 for the years ended December 31, 1999 and 1998, respectively.

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in interest and other income on the accompanying statements of operations, was $55,964 and $54,072 during 1999 and 1998, respectively.












                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


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

     Distributions paid or accrued to BAC Holders of record during 1999 and 1998 follow.


                               1999                       1998
                          Distributions to           Distributions to
                            BAC Holders                BAC Holders
                       ----------------------     ----------------------
  Quarter Ended          Total        Per BAC       Total        Per BAC
 ----------------      ---------      -------     ---------      -------
 March 31              $ 251,912      $  0.29     $ 269,285      $  0.31
 June 30                 251,912         0.29       269,285         0.31
 September 30            251,912         0.29       269,285         0.31
 December 31                  --           --       182,419         0.21
                       ---------      -------     ---------      -------
     Total             $ 755,736      $  0.87     $ 990,274      $  1.14
                       =========      =======     =========      =======



8.   RELATED-PARTY TRANSACTIONS

     In accordance with terms of the Partnership Agreement, in 1988 the Partnership paid the General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the hotels. The fee amounted to $1,142,516, which was equal to 4.5% of Total Capitalization (Gross Offering Proceeds plus all receipts of the Partnership arising from mortgage loans). The acquisition fees were capitalized and are being amortized over a thirty-year period using the straight-line method. Acquisition fees and accumulated amortization of acquisition fees of $122,412 and $29,460, respectively, relating to the Kankakee hotel were written off in connection with the sale of the hotel in 1995.

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


                                     III-18

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


8.   RELATED-PARTY TRANSACTIONS - Continued

     The Partnership, in accordance with the terms of the Partnership Agreement, is obligated to reimburse the General Partner or its affiliates for their direct expenses in managing the Partnership. The Partnership paid or accrued $40,331 and $52,397, for the years ended December 31, 1999 and 1998, respectively, to the General Partner or its affiliates as direct reimbursement of expenses
incurred on behalf of the Partnership.   Such reimbursements are included in
general and administrative expense on the statements of income.

     The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. During 1995, the adjusted partnership investment decreased from $21,000,000 to $18,750,000 as a result of the sale of the Kankakee hotel on July 19, 1995. During each of the years ended December 31, 1999 and 1998, the Partnership paid or accrued a base asset management fee of $93,750.

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

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc., are the Chairman and President, respectively, of, and (effective as of January 1, 2000) holders of a 100% equity interest in, CHG.

     On August 27, 1999, C.R.I., Inc., advanced $28,000 to the Partnership in the form of a non-interest bearing loan. On September 9, 1999, this loan was repaid in full by the Partnership.

     On September 30, 1999, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On November 15, 1999, the Scottsdale hotel repaid $100,000 of this loan; the remaining $50,000 balance was repaid on December 16, 1999. On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan; the remaining $30,000 balance was repaid on March 1, 2000.












                                     III-19

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


9. RECONCILIATION OF NET INCOME PER FINANCIAL STATEMENTS TO NET INCOME PER TAX RETURN

     A reconciliation of net income per the financial statements to net income per the tax return follows.


                                                      For the year ended
                                                          December 31,
                                                 -----------------------------
                                                     1999              1998
                                                 ----------        ----------
Net income per the financial statements          $  243,563        $  551,549

Adjustments for tax purposes:
  Depreciation of buildings and site
    improvements computed over 40 years
    for tax purposes, and over shorter
    lives for financial statement purposes          120,983           135,747
                                                 ----------        ----------
Net income per the tax return                    $  364,546        $  687,296
                                                 ==========        ==========

































                                     III-20