Form 10QSB
period 2000-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2000-05-15
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2000
                                   --------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                         (Outstanding at March 31, 2000)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                                                      Page
                                                                      ----

PART I.    Financial Information

Item 1.    Financial Statements

           Balance Sheets - March 31, 2000
             and December 31, 1999  . . . . . . . . . . . . . . . .      1

           Statements of Income - for the three months
             ended March 31, 2000 and 1999  . . . . . . . . . . . .      2

           Statement of Changes in Partners' (Deficit) Capital
             - for the three months ended March 31, 2000  . . . . .      3

           Statements of Cash Flows - for the three months
             ended March 31, 2000 and 1999  . . . . . . . . . . . .      4

           Notes to Financial Statements  - March 31, 2000
             and 1999   . . . . . . . . . . . . . . . . . . . . . .      5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . .      9

PART II.   Other Information

Item 5.    Other Information  . . . . . . . . . . . . . . . . . . .     14

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . .     14

Signature     . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                  BALANCE SHEETS

                                      ASSETS

                                                                                                    March 31,     December 31,
                                                                                                      2000           1999
                                                                                                  ------------    ------------
                                                                                                   (Unaudited)
Property and equipment - at cost:
  Land                                                                                            $  1,574,490    $  1,574,490
  Buildings and site improvements                                                                   13,991,692      13,990,707
  Furniture, fixtures and equipment                                                                  1,832,233       1,768,678
  Leasehold improvements                                                                             1,738,913       1,738,913
                                                                                                  ------------    ------------
                                                                                                    19,137,328      19,072,788
  Less: accumulated depreciation and amortization                                                   (7,363,563)     (7,160,891)
                                                                                                  ------------    ------------
                                                                                                    11,773,765      11,911,897

Cash and cash equivalents                                                                              330,562         295,559
Working capital reserve                                                                                107,248         107,248
Receivables, capital improvements reserves and other assets                                          1,158,250         820,708
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $414,441 and $405,940, respectively                                      605,663         614,164
Property purchase costs, net of accumulated amortization of
  $73,700 and $72,182, respectively                                                                    108,566         110,084
                                                                                                  ------------    ------------

    Total assets                                                                                  $ 14,084,054    $ 13,859,660
                                                                                                  ============    ============





















                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                            BALANCE SHEETS - Continued

                    LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

                                                                                                    March 31,     December 31,
                                                                                                      2000           1999
                                                                                                  ------------    ------------
                                                                                                   (Unaudited)
Current liabilities:
  Accounts payable and accrued expenses                                                           $    773,182    $    521,321
  Hotel trade payables                                                                                 146,360         295,044
  Short-term portion of mortgage payable                                                               133,386         129,011
                                                                                                  ------------    ------------
Total current liabilities                                                                            1,052,928         945,376
                                                                                                  ------------    ------------

Long term debt:
  Mortgage payable                                                                                   8,501,155       8,537,759
                                                                                                  ------------    ------------
    Total liabilities                                                                                9,554,083       9,483,135
                                                                                                  ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner                                                                                     (298,183)       (301,252)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                              4,828,154       4,677,777
                                                                                                  ------------    ------------
    Total partners' capital                                                                          4,529,971       4,376,525
                                                                                                  ------------    ------------

    Total liabilities and partners' capital                                                       $ 14,084,054    $ 13,859,660
                                                                                                  ============    ============
















                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                          CRI HOTEL INCOME PARTNERS, L.P.

                               STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                                    For the three months ended
                                                                                                            March 31,
                                                                                                  ----------------------------
                                                                                                      2000            1999
                                                                                                  ------------    ------------
Revenue:
  Rooms                                                                                           $  2,518,513    $  2,492,865
  Telephone                                                                                             65,592          67,585
  Rental and other                                                                                      94,706          90,877
  Food and beverage                                                                                     20,642          21,079
                                                                                                  ------------    ------------
                                                                                                     2,699,453       2,672,406
                                                                                                  ------------    ------------
Departmental expenses:
  Rooms                                                                                               (660,492)       (635,057)
  Telephone                                                                                            (28,282)        (30,388)
  Rental and other                                                                                     (36,006)        (35,139)
  Food and beverage                                                                                    (17,195)        (16,479)
                                                                                                  ------------    ------------
                                                                                                      (741,975)       (717,063)
                                                                                                  ------------    ------------
Gross operating income                                                                               1,957,478       1,955,343
                                                                                                  ------------    ------------
Unallocated operating income (expenses):
  Interest and other income                                                                             16,644          15,835
  General and administrative                                                                          (354,412)       (326,194)
  Building lease                                                                                      (227,603)       (235,374)
  Marketing                                                                                           (238,532)       (220,021)
  Depreciation and amortization                                                                       (251,442)       (239,481)
  Energy                                                                                              (127,761)       (126,244)
  Property taxes                                                                                      (150,477)       (152,511)
  Property operations and maintenance                                                                 (158,683)       (155,810)
  Management fees                                                                                      (94,469)        (93,507)
  Base asset management fee, paid to related parties                                                   (23,438)        (23,438)
  Professional fees                                                                                    (14,941)        (12,560)
  Loss on disposal of fixed assets                                                                     (10,000)             --
                                                                                                  ------------    ------------
                                                                                                    (1,635,114)     (1,569,305)
                                                                                                  ------------    ------------
Operating income                                                                                       322,364         386,038

Other expense:
  Interest expense                                                                                    (168,918)       (177,155)
                                                                                                  ------------    ------------
Net income                                                                                        $    153,446    $    208,883
                                                                                                  ============    ============

                 The accompanying notes are an integral part
                        of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                        CRI HOTEL INCOME PARTNERS, L.P.

                       STATEMENTS OF INCOME - Continued

                                  (Unaudited)

                                                                                                    For the three months ended
                                                                                                            March 31,
                                                                                                  ----------------------------
                                                                                                      2000            1999
                                                                                                  ------------    ------------
Net income allocated to General Partner (2%)                                                      $      3,069    $      4,178
                                                                                                  ============    ============

Net income allocated to BAC Holders (98%)                                                         $    150,377    $    204,705
                                                                                                  ============    ============

Net income per BAC, based on 868,662 BACs outstanding                                             $       0.17    $       0.24
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                            CRI HOTEL INCOME PARTNERS, L.P.

                 STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                      (Unaudited)

                                                                             Beneficial
                                                                              Assignee
                                                             General         Certificate
                                                             Partner           Holders            Total
                                                            ---------        -----------       -----------
Partners' (deficit) capital, January 1, 2000                $(301,252)       $ 4,677,777       $ 4,376,525

  Net income                                                    3,069            150,377           153,446
                                                            ---------        -----------       -----------

Partners' (deficit) capital, March 31, 2000                 $(298,183)       $ 4,828,154       $ 4,529,971
                                                            =========        ===========       ===========


































                   The accompanying notes are an integral part
                          of these financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                           CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                     For the three months ended
                                                                                                            March 31,
                                                                                                  ------------------------------
                                                                                                      2000             1999
                                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income                                                                                      $    153,446    $    208,883

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                      251,442         239,481
    Loss on disposal of assets                                                                          10,000              --

    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                                   (311,076)       (223,423)
      Increase in accounts payable and accrued expenses                                                251,861         257,900
      (Decrease) increase in hotel trade payables                                                     (148,684)         16,584
                                                                                                  ------------    ------------
        Net cash provided by operating activities                                                      206,989         499,425
                                                                                                  ------------    ------------

Cash flows from investing activities:
  Net additions to property and equipment                                                             (109,218)       (231,375)
  Net deposits to working capital reserve                                                                   --         (38,199)
  Net (deposits to) withdrawals from capital improvements reserve                                      (30,539)        236,826
                                                                                                  ------------    ------------
        Net cash used in investing activities                                                         (139,757)        (32,748)
                                                                                                  ------------    ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                                     --        (186,142)
  Payment of principal on mortgage payable                                                             (32,229)        (23,992)
                                                                                                  ------------    ------------
        Net cash used in financing activities                                                          (32,229)       (210,134)
                                                                                                  ------------    ------------

Net increase in cash and cash equivalents                                                               35,003         256,543

Cash and cash equivalents, beginning of period                                                         295,559         230,935
                                                                                                  ------------    ------------
Cash and cash equivalents, end of period                                                          $    330,562    $    487,478
                                                                                                  ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                        $    168,918    $    177,155
                                                                                                  ============    ============

                The accompanying notes are an integral part
                      of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L. P. (the Partnership) reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Partnership's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report filed on Form 10-KSB at December 31, 1999.


2.   MORTGAGE PAYABLE

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

     Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a 3% premium during the first three years, a 2% premium during the next three years, a 1% premium during the next three years, and no penalty during the final year. Additionally, see Note 7 for further information concerning the acquisition and servicing of this loan.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   MORTGAGE PAYABLE - Continued

     The Partnership made installments of principal and interest aggregating $201,147 during each of the three months ended March 31, 2000 and 1999. The Partnership's balance on this loan was $8,634,541 and $8,666,770 as of March 31, 2000 and December 31, 1999, respectively.


3.   REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVE ESCROWS

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $38,750 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totalling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels.
Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

     As of March 31, 2000 and December 31, 1999, the servicer held $204,636 and $82,400, respectively, for real estate taxes, and $208,549 and $178,010, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $107,248 as of both March 31, 2000 and December 31, 1999, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

5.   DISTRIBUTIONS TO BAC HOLDERS

     Distributions declared and payable to BAC holders of record during the first quarters of 2000 and 1999 follow.

                                2000                     1999
                           Distributions to         Distributions to
                             BAC Holders               BAC Holders
                         --------------------     --------------------
     Quarter Ended         Total      Per BAC        Total     Per BAC
     -------------       ----------   -------     ----------   -------
     March 31            $       --   $    --     $  251,912   $  0.29
                         ==========   =======     ==========   =======


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first quarters of 2000 or 1999.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on January 31, 2004. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three months ended March 31, 2000 and 1999, lease payments were $227,603 and $235,374, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

6.   COMMITMENTS - Continued

     c.   Ground lease agreement
          ----------------------

          The Partnership entered into a ground lease with Vicorp Restaurants, Inc. (Vicorp) effective January 1991, pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement, which is included in interest and other income in the accompanying statements of income, was $14,481 and $13,991 for the three months ended March 31, 2000 and 1999, respectively.


7.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $8,040 and $7,723 for the three months ended March 31, 2000 and 1999, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a base asset management fee of $23,438 during each of the three months ended March 31, 2000 and 1999.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     CRI Hotel Income Partners, L.P.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.


                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserve, the General Partner determined that certain capital improvements were needed to enhance the marketability of the hotels. During 1999, 1998 and 1997, the Partnership funded a total of approximately $1.4 million from the working capital reserve to the hotels for such capital improvements, and the General Partner intends to fund additional Partnership monies to the hotels during 2000 for further needed capital improvements. As of May 15, 2000, the General Partner has approved the expenditure of $70,000 during the year 2000 for the renovation of a portion of the guest rooms at the Roseville hotel.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating and financing requirements, and for possible distributions to BAC holders. The Partnership's net cash provided by operating activities for the three months ended March 31, 2000 and 1999, was adequate to support investing and financing requirements. The General Partner expects that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of March 31, 2000 totalled $1,052,928, which represents a $107,552 increase from the balance as of December 31, 1999. This increase primarily resulted from an increase in accrued expenses at four of the hotels, partially offset by a decrease in trade payables at three of the hotels.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the new loan, the Partnership made installments of principal and interest aggregating $201,147 during each of the three months ended March 31, 2000 and 1999. The Partnership's balance on this loan was $8,634,541 and $8,666,770 as of March 31, 2000 and December 31, 1999,
respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Real Estate Tax And Capital Improvements Reserve Escrows
--------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves. During the three months ended March 31, 2000 and 1999, the Partnership made escrow deposits aggregating $122,236 and $113,284, respectively, for estimated annual real estate taxes, and $58,094 and $58,094, respectively, for capital improvements. As of March 31, 2000 and December 31, 1999, the servicer held $204,636 and $82,400, respectively, for real estate taxes, and $208,549 and $178,010, respectively, for capital improvements reserves.

Working Capital Reserve
-----------------------

     The working capital reserve of $107,248 as of both March 31, 2000 and December 31, 1999, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     Distributions declared and paybable to BAC holders of record during the first quarters of 2000 and 1999 follow.

                                2000                     1999
                           Distributions to         Distributions to
                             BAC Holders               BAC Holders
                         --------------------     --------------------
     Quarter Ended         Total      Per BAC        Total     Per BAC
     -------------       ----------   -------     ----------   -------
     March 31            $       --   $    --     $  251,912   $  0.29
                         ==========   =======     ==========   =======


     As a result of reduced cash flow from the hotels, there will be no distribution to BAC holders for the quarter ended March 31, 2000. The General Partner continues to monitor closely the operations and cash flow of the hotels, with the goal of resuming distributions if and when improved cash flow so permits. Distributions are dependent on the net cash flow produced from hotel operations, net of Partnership expenses. The cash flow from certain hotels may be materially affected by changing market conditions and by seasonality.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $55,437 during the three month period ended March 31, 2000 from the comparable period in 1999, primarily due to an increase in unallocated operating expenses. This increase was mainly due to an increase in general and administrative expenses due to increased payroll costs, and an increase in marketing expense at the Scottsdale hotel, as discussed below. Revenue from hotel operations increased $27,047 during the three month period ended March 31, 2000 from the comparable period in 1999, offset by a corresponding increase in hotel departmental expenses of $24,912, resulting in a $2,135 increase in gross operating income. See the following discussion for an analysis of each hotel's operating results.

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

     The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income (expenses). The operating results and average occupancy for the hotels for the three months ended March 31, 2000 and 1999, follow.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                         Gross Operating Income
                                       For the three months ended
                                                March 31,
                                       ---------------------------
        Hotel Location                    2000             1999
        --------------                 ----------       ----------
        Clearwater, FL                 $  345,522       $  397,389
        Minneapolis, MN                   375,788          331,511
        Plymouth, MN                      163,472          134,493
        Roseville, MN                     196,191          184,125
        Scottsdale, AZ                    876,505          907,825
                                       ----------       ----------
          Total                        $1,957,478       $1,955,343
                                       ==========       ==========

                                         Operating Income (Loss)
                                       For the three months ended
                                                March 31,
                                       ---------------------------
                                          2000             1999
                                       ----------       ----------
        Clearwater, FL                 $  162,627       $  204,440
        Minneapolis, MN                   136,062          106,459
        Plymouth, MN                        4,730          (17,234)
        Roseville, MN                      24,219           12,339
        Scottsdale, AZ                    310,414          365,596
        Depreciation and partnership
          operating expenses             (315,688)        (285,562)
                                       ----------       ----------
          Total                        $  322,364       $  386,038
                                       ==========       ==========

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                Weighted
                                           Average Occupancy
                                       For the three months ended
                                                March 31,
                                       ---------------------------
        Hotel Location                    2000             1999
        --------------                 ----------       ----------
        Clearwater, FL                      67%              71%
        Minneapolis, MN                     77%              71%
        Plymouth, MN                        58%              50%
        Roseville, MN                       70%              65%
        Scottsdale, AZ                      86%              85%
                                          ----             ----
          Total (1)                         73%              70%
                                          ====             ====

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

Clearwater, Florida: Gross operating income and operating income for the ------------------- three month period ended March 31, 2000 decreased from the same period in 1999 as a result of a nine percent decrease in the average rate coupled with a five percent decrease in occupancy. The decreases in the average rate and occupancy were the result of new competition in the area. The decrease in gross operating income was partially offset by a decrease in marketing expense (which is tied to revenue performance.)

Minneapolis, Minnesota:  Gross operating income and operating income for the
----------------------   three month period ended March 31, 2000 increased from
the same period in 1999 as a result of a nine percent increase in occupancy coupled with a four percent increase in the average rate. The increases in occupancy and the average rate were the result of increased production within the sales segments, driven primarily by growth in certain group markets.

Plymouth, Minnesota:  Gross operating income and operating income for the three
-------------------   month period ended March 31, 2000 increased from the same
period in 1999 as a result of a fifteen percent increase in occupancy, partially offset by a one percent decrease in the average rate. The increase in occupancy was the result of new contract business at a slightly lower room rate.

Roseville, Minnesota:  Gross operating income and operating income for the
--------------------   three month period ended March 31, 2000 increased from
the same period in 1999 as a result of an eight percent increase in occupancy, partially offset by a two percent decrease in the average rate. The increase in occupancy was the result of an overall change in occupancy mix with increases in discount programs at lower rates.

Scottsdale, Arizona:  Gross operating income and operating income for the three
-------------------   month period ended March 31, 2000 decreased from the same
period in 1999 as a result of a five percent decrease in the average rate, partially offset by a one percent increase in occupancy. The decrease in the average rate was the result of competition from new and newly renovated hotels

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

in the area. Contributing to the decrease in gross operating income were an increase in marketing expense due to full staffing in the sales department compared to the same period last year, and increases in general and administrative expenses, and in property operations and maintenance expenses.

PART II.  OTHER INFORMATION
          -----------------
ITEM 5.   OTHER INFORMATION
          -----------------

     During 1999, a number of investors sold their Beneficial Assignee Certificates (BACs) in the Partnership to other investors. If more than 5% of the total outstanding BACs in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 1999 through February 15, 1999, approximately 4.9% of the outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective February 22, 1999, the General Partner halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. This halt was lifted effective January 1, 2000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None.

     b. On February 11, 2000, the Partnership filed a report on Form 8-K, notifying BAC holders that, due to reduced cash flow caused by decreasing occupancy and room rates, no cash distribution would be made for the calendar quarter ended December 31, 1999.

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



May 15, 2000                     by: /s/ Michael J. Tuszka
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