Form 10QSB
period 2000-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2000-08-11
CIK 808377

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                 --------------


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
Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                                   Not applicable
--------------------------               ---------------------------------------
        (Class)                               (Outstanding at June 30, 2000)

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000


                                                                           Page
                                                                           ----

PART I.              Financial Information

Item 1.              Financial Statements

                     Balance Sheets - June 30, 2000
                       and December 31, 1999...............................    1

                     Statements of Income - for the three and six months
                       ended June 30, 2000 and 1999.........................   2

                     Statement of Changes in Partners' (Deficit) Capital
                       - for the six months ended June 30, 2000.............   3

                     Statements of Cash Flows - for the six months
                       ended June 30, 2000 and 1999........................    4

                     Notes to Financial Statements  - June 30, 2000
                       and 1999............................................    5

Item 2.              Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................   10

PART II.             Other Information

Item 5.              Other Information.....................................   15

Item 6.              Exhibits and Reports on Form 8-K......................   16

Signature            ......................................................   17

Exhibit Index        .......................................................  18

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                   June 30,         December 31,
                                                                                                     2000              1999
                                                                                                 ------------       ------------
                                                                                                  (Unaudited)
Property and equipment - at cost:
  Land                                                                                           $  1,574,490       $  1,574,490
  Buildings and site improvements                                                                  14,001,631         13,990,707
  Furniture, fixtures and equipment                                                                 1,878,776          1,768,678
  Leasehold improvements                                                                            1,813,868          1,738,913
                                                                                                 ------------       ------------
                                                                                                   19,268,765         19,072,788
  Less: accumulated depreciation and amortization                                                  (7,546,702)        (7,160,891)
                                                                                                 ------------       ------------
                                                                                                   11,722,063         11,911,897

Hotel operating cash                                                                                  671,563            230,426
Cash and cash equivalents                                                                             150,687                 --
Working capital reserve                                                                                99,620            172,381
Receivables, capital improvements reserves and other assets                                           842,274            820,708
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $422,942 and $405,940, respectively                                     597,162            614,164
Property purchase costs, net of accumulated amortization of
  $75,219 and $72,182, respectively                                                                   107,047            110,084
                                                                                                 ------------       ------------

    Total assets                                                                                 $ 14,190,416       $ 13,859,660
                                                                                                 ============       ============


                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses                                                          $    808,081       $    521,321
  Distributions payable                                                                               150,687                 --
  Hotel trade payables                                                                                132,500            295,044
  Short-term portion of mortgage payable                                                              136,006            129,011
                                                                                                 ------------       ------------
Total current liabilities                                                                           1,227,274            945,376
                                                                                                 ------------       ------------

Long term debt:
  Mortgage payable                                                                                  8,465,673          8,537,759
                                                                                                 ------------       ------------
    Total liabilities                                                                               9,692,947          9,483,135
                                                                                                 ------------       ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner                                                                                    (298,833)          (301,252)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                             4,796,302          4,677,777
                                                                                                 ------------       ------------
    Total partners' capital                                                                         4,497,469          4,376,525
                                                                                                 ------------       ------------

    Total liabilities and partners' capital                                                      $ 14,190,416       $ 13,859,660
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                                For the three months ended           For the six months ended
                                                                         June 30,                             June 30,
                                                               ----------------------------         -----------------------------
                                                                   2000             1999                2000             1999
                                                               -----------       -----------        -----------      ------------
Revenue:
  Rooms                                                        $ 2,352,216       $ 2,224,576        $ 4,870,729      $ 4,717,441
  Telephone                                                         61,615            65,181            127,207          132,766
  Rental and other                                                  88,246            75,534            175,452          158,911
  Food and beverage                                                 22,018            22,143             42,660           43,222
                                                               -----------       -----------        -----------      -----------
                                                                 2,524,095         2,387,434          5,216,048        5,052,340
                                                               -----------       -----------        -----------      -----------

Departmental expenses:
  Rooms                                                           (700,341)         (666,215)        (1,360,833)      (1,301,272)
  Telephone                                                        (36,062)          (30,415)           (64,344)         (60,803)
  Rental and other                                                 (35,217)          (37,522)           (71,223)         (72,661)
  Food and beverage                                                (16,009)          (15,991)           (33,204)         (32,470)
                                                               -----------       -----------        -----------      -----------
                                                                  (787,629)         (750,143)        (1,529,604)      (1,467,206)
                                                               -----------       -----------        -----------      -----------
Gross operating income                                           1,736,466         1,637,291          3,686,444        3,585,134
                                                               -----------       -----------        -----------      -----------

Unallocated operating income (expenses):
  Interest and other income                                         27,525            34,770             51,669           58,105
  General and administrative                                      (272,028)         (271,908)          (626,440)        (598,102)
  Building lease                                                  (137,807)         (147,951)          (365,410)        (383,325)
  Marketing                                                       (253,137)         (233,491)          (491,669)        (453,512)
  Depreciation and amortization                                   (257,181)         (244,836)          (508,623)        (484,317)
  Energy                                                          (114,641)         (111,608)          (242,402)        (237,852)
  Property taxes                                                  (134,097)         (152,511)          (284,574)        (305,022)
  Property operations and maintenance                             (159,397)         (162,989)          (318,080)        (318,799)
  Management fees                                                  (88,632)          (83,787)          (183,101)        (177,294)
  Base asset management fee, paid to related
    parties                                                        (23,437)          (23,437)           (46,875)         (46,875)
  Professional fees                                                (13,164)          (10,527)           (28,105)         (23,087)
  Loss on disposal of fixed assets                                 (24,000)               --            (34,000)              --
                                                               -----------       -----------        -----------      -----------
                                                                (1,449,996)       (1,408,275)        (3,077,610)      (2,970,080)
                                                               -----------       -----------        -----------      -----------
Operating income                                                   286,470           229,016            608,834          615,054


Other expense:
  Interest expense                                                (168,285)         (172,611)          (337,203)        (349,766)
                                                               -----------       -----------        -----------      -----------

Net income                                                     $   118,185       $    56,405        $   271,631      $   265,288
                                                               ===========       ===========        ===========      ===========

Net income allocated to General Partner (2%)                   $     2,364       $     1,128        $     5,433      $     5,306
                                                               ===========       ===========        ===========      ===========

Net income allocated to BAC Holders (98%)                      $   115,821       $    55,277        $   266,198      $   259,982
                                                               ===========       ===========        ===========      ===========

Net income per BAC, based on 868,662 BACs outstanding          $      0.13       $      0.06        $      0.31      $      0.30
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                                         Beneficial
                                                                                          Assignee
                                                                       General           Certificate
                                                                       Partner             Holders             Total
                                                                      ---------          -----------        -----------
Partners' (deficit) capital, January 1, 2000                          $(301,252)         $ 4,677,777        $ 4,376,525

  Net income                                                              5,433              266,198            271,631

  Distributions of $0.17 per BAC (none of
    which is return of capital)                                          (3,014)            (147,673)          (150,687)

                                                                      ---------          -----------        -----------

Partners' (deficit) capital, June 30, 2000                            $(298,833)         $ 4,796,302        $ 4,497,469
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                    For the six months ended
                                                                                                           June 30,
                                                                                                 ------------------------------
                                                                                                     2000               1999
                                                                                                 ------------       ------------
Cash flows from operating activities:
  Net income                                                                                     $    271,631       $    265,288

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization                                                                     508,623            484,317
    Loss on disposal of fixed assets                                                                   34,000                 --

    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                                  (112,666)          (221,218)
      Increase in accounts payable and accrued expenses                                               286,760            346,569
      Decrease in hotel trade payables                                                               (162,544)           (50,456)
                                                                                                 ------------       ------------
        Net cash provided by operating activities                                                     825,804            824,500
                                                                                                 ------------       ------------

Cash flows from investing activities:
  Net additions to property and equipment                                                            (324,604)          (329,687)
  Net withdrawals from working capital reserve                                                         72,761                 --
  Net withdrawals from capital improvements reserve                                                    82,954            173,589
                                                                                                 ------------       ------------
        Net cash used in investing activities                                                        (168,889)          (156,098)
                                                                                                 ------------       ------------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                                                    --           (443,195)
  Payment of principal on mortgage payable                                                            (65,091)           (52,528)
                                                                                                 ------------       ------------
        Net cash used in financing activities                                                         (65,091)          (495,723)
                                                                                                 ------------       ------------

Net increase in hotel operating cash and cash and cash equivalents                                    591,824            172,679

Hotel operating cash and cash and cash equivalents, beginning of period                               230,426            353,476
                                                                                                 ------------       ------------

Hotel operating cash and cash and cash equivalents, end of period                                $    822,250       $    526,155
                                                                                                 ============       ============


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $    337,203       $    349,766
                                                                                                 ============       ============



                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.
P. (the Partnership) reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Partnership's financial position as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       MORTGAGE PAYABLE - Continued

         The Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2000 and 1999. The Partnership's balance on this loan was $8,601,679 and $8,666,770 as of June 30, 2000 and December 31, 1999, respectively.


3.       REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVE ESCROWS

         In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $38,750 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the new loan is paid in full.

         As of June 30, 2000 and December 31, 1999, the servicer held $136,067 and $82,400, respectively, for real estate taxes, and $95,056 and $178,010, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.


4.       WORKING CAPITAL RESERVE

         The working capital reserve of $99,620 and $172,381 as of June 30, 2000 and December 31, 1999, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

         On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan; the remaining $30,000 balance was repaid on March 1, 2000.

         On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which is scheduled to be repaid during the first quarter of 2001.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

5.       DISTRIBUTIONS TO BAC HOLDERS

         Distributions declared and payable to BAC holders of record during the first two quarters of 2000 and 1999 follow.

                                                           2000                                      1999
                                                     Distributions to                           Distributions to
                                                        BAC Holders                               BAC Holders
                                               -----------------------------             -----------------------------
           Quarter Ended                          Total               Per BAC                Total              Per BAC
          -------------                        ----------            -------             ----------            -------
          March 31                             $       --            $    --             $  251,912            $  0.29
          June 30                                 147,673               0.17                251,912               0.29
                                               ----------            -------             ----------            -------
                                               $  147,673            $  0.17             $  503,824            $  0.58
                                               ==========            =======             ==========            =======


6.       COMMITMENTS

         a.       Hotel operations management agreements
                  --------------------------------------

                  The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first two quarters of 2000 or 1999.

         b.       Operating lease agreements
                  --------------------------

                  The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


6.       COMMITMENTS - Continued

         Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three months ended June 30, 2000 and 1999, lease payments were $137,807 and $147,951, respectively; for the six months ended June 30, 2000 and 1999, lease payments were $365,410 and $383,325, respectively.

         c.       Scottsdale and Roseville capital improvements
                  ---------------------------------------------

                  In May 2000, the Partnership approved a two-year, $930,000 renovation and capital improvement project for the Scottsdale hotel. The cost will be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During the six months ended June 30, 2000, $90,334 was funded by the Partnership for the Scottsdale renovation project. Additionally, the Partnership has approved a $70,000 project to renovate a portion of the guest rooms at the Roseville hotel during 2000, to be funded from the working capital reserve of the Partnership. During the six months ended June 30, 2000, $0 was funded by the Partnership for the Roseville renovation project.

         d.       Ground lease agreements
                  -----------------------

                  The Partnership has a ground lease with Vicorp Restaurants, Inc. (Vicorp), pursuant to which the Partnership is leasing a portion of the Minneapolis Days Inn property to Vicorp, which is operating a restaurant (Baker's Square) on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $14,481 and $13,991 for the three months ended June 30, 2000 and 1999, respectively; for the six months ended June 30, 2000 and 1999, such gross rental income was $28,962 and $27,982, respectively.

                  The Partnership has a ground lease with Happy Chef Systems, Inc. (Happy Chef), pursuant to which the Partnership is leasing an adjacent building on the Roseville Days Inn property to Happy Chef. The ground lease expires in the third quarter of 2000. Happy Chef, in turn, is subleasing this space to the India Palace, which is operating a restaurant on the property. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 and $15,000 for the three and six month periods, respectively, ended both June 30, 2000 and 1999.


7.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


7.       RELATED PARTY TRANSACTIONS - Continued

direct expenses in connection with managing the Partnership. The Partnership paid $17,989 and $26,029 for the three and six months ended June 30, 2000, respectively, and $16,528 and $24,251 for the three and six months ended June 30, 1999, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

         The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a base asset management fee of $23,437 and $46,875 for the three and six month periods, respectively, ended both June 30, 2000 and 1999.

         The $8.9 million loan originated and underwritten by Citicorp
(see Note 2)was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE Inc. affiliate, will retain a portion of the cash flow, as well as any prepayment penalties.
The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of a 100% equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership.

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

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserve, the General Partner determined that certain capital improvements were needed to enhance the marketability of the hotels. During 1999, 1998 and 1997, the Partnership funded a total of approximately $1.4 million from the working capital reserve to the hotels for such capital improvements, and the General Partner intends to fund additional Partnership monies to the hotels during 2000 for further needed capital improvements. The General Partner has approved the expenditure of $70,000 during the year 2000 for the renovation of a portion of the guest rooms at the Roseville hotel. Further, in May 2000, the Partnership approved a two-year, $930,000 renovation and capital improvement project for the Scottsdale hotel. The cost will be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively.

         The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating and financing requirements, and for possible distributions to BAC holders. The Partnership's net cash provided by operating activities for the six months ended June 30, 2000 and 1999, was adequate to support investing and financing requirements. The General Partner expects that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities at June 30, 2000 were $1,227,274, which represented a $281,898 increase from the balance at December 31, 1999. This increase primarily resulted from an increase in accrued expenses at four of the hotels and a distribution payable to the BAC holders and General Partner, partially offset by a decrease in trade payables at three of the hotels.

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

Financing
---------

         On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the new loan, the Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2000 and 1999. The Partnership's balance on this loan was $8,601,679 and $8,666,770 as of June 30, 2000 and December 31, 1999,
respectively.

Real Estate Tax And Capital Improvements Reserve Escrows
--------------------------------------------------------

         In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves. During the six months ended June 30, 2000 and 1999, the Partnership made escrow deposits aggregating $238,488 and $226,567, respectively, for estimated annual real estate taxes, and $116,188 and $116,188, respectively, for capital improvements. As of June 30, 2000 and December 31, 1999, the servicer held $136,067 and $82,400, respectively, for real estate taxes, and $95,056 and $178,010, respectively, for capital improvements reserves.

Working Capital Reserve
-----------------------

         The working capital reserve of $99,620 and $172,381 as of June 30, 2000 and December 31, 1999, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

         Distributions declared and payable to BAC holders of record during the first two quarters of 2000 and 1999 follow.

                                                           2000                                      1999
                                                     Distributions to                          Distributions to
                                                        BAC Holders                               BAC Holders
                                               -----------------------------             -----------------------------
          Quarter Ended                          Total               Per BAC                Total              Per BAC
          -------------                        ----------            -------             ----------            -------
          March 31                             $       --            $    --             $  251,912            $  0.29
          June 30                                 147,673               0.17                251,912               0.29
                                               ----------            -------             ----------            -------
                                               $  147,673            $  0.17             $  503,824            $  0.58
                                               ==========            =======             ==========            =======


PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------


                      Results of Operations -- Partnership
                      ------------------------------------

         The Partnership's net income, which consists principally of revenues from hotel operations, increased $61,780 during the three month period ended June 30, 2000 from the comparable period in 1999, primarily due to a $99,175 increase in gross operating income, partially offset by a $41,721 increase in unallocated operating expenses. The increase in gross operating income was mainly due to increases in rooms revenue and rental and other revenue, offset by an increase in rooms expense. The increase in unallocated operating expenses was due to a loss on assets disposed of during 2000, an increase in marketing expense at the Scottsdale hotel, as discussed below, and an increase in depreciation and amortization expense. These increases were partially offset by a decrease in property tax expense due to a refund received in 2000 and a decrease in building lease expense due to decreased revenues at the Scottsdale hotel (the building lease payments are based on a percentage of rental revenues).

         The Partnership's net income increased $6,343 during the six months ended June 30, 2000 from the comparable period in 1999, primarily due to a $101,310 increase in gross operating income, as discussed above, and a $12,563 decrease in interest expense due to a decreasing mortgage payable balance, substantially offset by a $107,530 increase in unallocated operating expenses, also as discussed above, and an increase in general and administrative expenses due to higher reimbursed payroll costs.

         See the following discussion for an analysis of each hotel's operating results for the three and six months ended June 30, 2000 versus 1999.

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


         The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

Income less unallocated operating expenses. The operating results and average occupancy for the hotels for the three and six months ended June 30, 2000 and 1999, follow.

                                                                  Gross Operating Income              Gross Operating Income
                                                                for the three months ended           for the six months ended
                                                                          June 30                             June 30,
                                                               ---------------------------          ---------------------------
Hotel Location                                                    2000              1999               2000             1999
--------------                                                 ----------        ----------         ----------       ----------
Clearwater, FL                                                 $  222,244        $  208,628         $  567,766       $  606,017
Minneapolis, MN                                                   504,434           436,789            880,222          768,300
Plymouth, MN                                                      262,026           213,863            425,498          348,356
Roseville, MN                                                     271,684           252,356            460,375          428,981
Scottsdale, AZ                                                    476,078           525,655          1,352,583        1,433,480
                                                               ----------        ----------         ----------       ----------
  Total                                                        $1,736,466        $1,637,291         $3,686,444       $3,585,134
                                                               ==========        ==========         ==========       ==========

                                                                     Operating Income                     Operating Income
                                                               for the three months ended            for the six months ended
                                                                        June 30,                               June 30,
                                                               ---------------------------          ---------------------------
Hotel Location                                                    2000              1999               2000             1999
--------------                                                 ----------        ----------         ----------       ----------
Clearwater, FL                                                 $   50,881        $   33,539         $  213,508       $  237,979
Minneapolis, MN                                                   281,044           221,601            417,106          328,060
Plymouth, MN                                                      120,255            67,541            124,985           50,307
Roseville, MN                                                     122,599            95,966            146,818          108,305
Scottsdale, AZ                                                     19,644            90,958            325,988          456,554
Depreciation and Partnership operating expenses                  (307,953)         (280,589)          (619,571)        (566,151)
                                                               ----------        ----------         ----------       ----------
  Total                                                        $  286,470        $  229,016         $  608,834       $  615,054
                                                               ==========        ==========         ==========       ==========


                                                                        Weighted                            Weighted
                                                                   Average Occupancy                     Average Occupancy
                                                               for the three months ended            for the six months ended
                                                                        June 30,                              June 30,
                                                               ---------------------------          ---------------------------
Hotel Location                                                    2000              1999               2000             1999
--------------                                                 ----------        ----------         ----------       ----------
Clearwater, FL                                                        56%               58%                62%              65%
Minneapolis, MN                                                       91%               84%                84%              77%
Plymouth, MN                                                          79%               67%                69%              59%
Roseville, MN                                                         78%               86%                74%              75%
Scottsdale, AZ                                                        82%               83%                84%              84%
                                                                  ------            ------             ------           ------
    Total (1)                                                         78%               76%                76%              73%
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                           CONDITION AND RESULTS OF OPERATIONS - Continued
                           -----------------------------------

                        Three Months Ended June 30, 2000
                        --------------------------------

Clearwater, Florida: Gross operating income and operating income for the ------------------- three month period ended June 30, 2000 increased from the same period in 1999 as a result of a three percent increase in the average rate, partially offset by a two point decrease in occupancy. The decrease in occupancy was the result of new competition in the area. The increase in the average rate resulted in slightly higher revenue from hotel operations, while the decrease in occupancy resulted in lower hotel departmental expenses.

Minneapolis, Minnesota: Gross operating income and operating income for the ---------------------- three month period ended June 30, 2000 increased from the same period in 1999 as a result of a seven point increase in occupancy coupled with a six percent increase in the average rate. The increases in occupancy and the average rate were the result of increased production within the sales segments, driven primarily by growth in certain group markets.

Plymouth, Minnesota: Gross operating income and operating income for the three ------------------- month period ended June 30, 2000 increased from the same period in 1999 as a result of a twelve point increase in occupancy, coupled with a four percent increase in the average rate. The increases in occupancy and the average rate were the result of a change in the marketplace which resulted in higher-rated corporate business.

Roseville, Minnesota: Gross operating income and operating income for the -------------------- three month period ended June 30, 2000 increased from the same period in 1999 as a result of a thirteen percent increase in the average rate, partially offset by an eight point decrease in occupancy. The increase in the average rate and the decrease in occupancy were both the result of a decrease in lower-rated trucking business.

Scottsdale, Arizona: Gross operating income and operating income for the three ------------------- month period ended June 30, 2000 decreased from the same period in 1999 as a result of a five percent decrease in the average rate, coupled with a one point decrease in occupancy. The decreases in the average rate and occupancy were the result of competition from new and newly renovated hotels in the area. Contributing to the decrease in operating income were an increase in marketing expense due to full staffing in the sales department compared to the same period last year, and increases in general and administrative expenses, and in property operations and maintenance expenses.

                         Six Months Ended June 30, 2000
                         ------------------------------

Clearwater, Florida: Gross operating income and operating income for the ------------------- six month period ended June 30, 2000 decreased from the same period in 1999 as a result of a three point decrease in occupancy, coupled with a four percent decrease in the average rate. The decreases in occupancy and the average rate were the result of new competition in the area. The decrease in operating income was partially offset by a decrease in property operations and maintenance expense.

Minneapolis, Minnesota: Gross operating income and operating income for the ---------------------- six month period ended June 30, 2000 increased from the same period in 1999 as a result of a seven point increase in occupancy coupled with a five percent increase in the average rate, both as discussed above.

Plymouth, Minnesota: Gross operating income and operating income for the six ------------------- month period ended June 30, 2000 increased from the same period in 1999 as a result of a ten point increase in occupancy, coupled with a two percent increase in the average rate, both as discussed above.

Roseville, Minnesota: Gross operating income and operating income for the -------------------- six month period ended June 30, 2000 increased from the same period in 1999 as a result of a six percent increase in the average rate, partially offset by a one point decrease in occupancy, both as discussed above.

Scottsdale, Arizona: Gross operating income and operating income for the six ------------------- month period ended June 30, 2000 decreased from the same period in 1999 as a result of a four percent decrease in the average rate while occupancy remained constant at 84%. The decrease in the average rate was the result of competition from new and newly renovated hotels in the area. Contributing to the decrease in operating income were increases in marketing expense, general and administrative expenses, and in property operations and maintenance expenses, as discussed above. Partially offsetting the decrease in operating income was a decrease in building lease expenses, also as discussed above.


PART II.          OTHER INFORMATION
                  -----------------
ITEM 5.           OTHER INFORMATION
                  -----------------

         During 1999, a number of investors sold or otherwise transferred their Beneficial Assignee Certificates (BACs) in the Partnership to other investors. If more than 5% of the total outstanding BACs in the Partnership are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 1999 through February 15, 1999, approximately 4.9% of the outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective February 22, 1999, the General Partner halted recognition of any transfers that exceed the safe harbor limit through December 31, 1999. This halt was lifted effective January 1, 2000.

         During 2000, a number of investors sold or otherwise transferred their BACs in the Partnership to other investors. From January 1, 2000 through August 4, 2000, approximately 4.9% of the outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor (as discussed above), effective August 7, 2000, the General Partner halted recognition of any transfers that exceed the safe harbor limit through December 31, 2000.

PART II.          OTHER INFORMATION
                  -----------------
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       None.

         b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2000.

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



August 10, 2000                  by: /s/ Michael J. Tuszka
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