Form 10QSB
period 2000-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2000-11-14
CIK 808377

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------



                         Commission file number 33-11096

                         CRI HOTEL INCOME PARTNERS, L.P.
             Organized pursuant to the Laws of the State of Delaware

                               ------------------



        Internal Revenue Service - Employer Identification No. 52-1500621

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                               ------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|          No  |_|

The total number of shares of the registrant's Common Stock, outstanding on September 30, 2000, is not applicable.



--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                          Page


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - September 30, 2000 and December 31, 1999.................   1

           Statements of Income
               - for the three and nine months ended
                 September 30, 2000 and 1999..............................   2

           Statement of Changes in Partners' (Deficit) Capital
               - for the nine months ended September 30, 2000.............   3

           Statements of Cash Flows
               - for the nine months ended September 30, 2000 and 1999....   4

           Notes to Financial Statements
               - September 30, 2000 and 1999..............................   5

Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations...........  10


PART II.   OTHER INFORMATION

Item 5.    Other Information..............................................  15

Item 6.    Exhibits and Reports on Form 8-K...............................  15

Signature          .......................................................  16

Exhibit Index      .......................................................  17

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2000           1999
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,937,210      13,990,707
  Furniture, fixtures and equipment ....................................................      2,003,217       1,768,678
  Leasehold improvements ...............................................................      2,036,212       1,738,913
                                                                                           ------------    ------------

                                                                                             19,551,129      19,072,788
  Less: accumulated depreciation and amortization ......................................     (7,644,200)     (7,160,891)
                                                                                           ------------    ------------

                                                                                             11,906,929      11,911,897

Hotel operating cash ...................................................................        299,857         230,426
Cash and cash equivalents ..............................................................        150,687            --
Working capital reserve ................................................................           --           172,381
Receivables, capital improvements reserves and other assets ............................        841,013         820,708
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $431,443 and $405,940, respectively ...............        588,661         614,164
Property purchase costs, net of accumulated amortization
  of $76,738 and $72,182, respectively .................................................        105,528         110,084
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 13,892,675    $ 13,859,660
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    598,919    $    521,321
  Distributions payable ................................................................        150,687            --
  Hotel trade payables .................................................................        189,159         295,044
  Short-term portion of mortgage payable ...............................................        138,707         129,011
                                                                                           ------------    ------------

Total current liabilities ..............................................................      1,077,472         945,376
                                                                                           ------------    ------------


Long term debt:
  Mortgage payable .....................................................................      8,431,333       8,537,759
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,508,805       9,483,135
                                                                                           ------------    ------------


Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (301,106)       (301,252)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      4,684,976       4,677,777
                                                                                           ------------    ------------

    Total partners' capital ............................................................      4,383,870       4,376,525
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 13,892,675    $ 13,859,660
                                                                                           ============    ============



                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                        For the three months ended     For the nine months ended
                                                                September 30,                September 30,
                                                        --------------------------    --------------------------
                                                            2000          1999           2000           1999
                                                        -----------    -----------    -----------    -----------
Revenue:
  Rooms .............................................   $ 2,217,736    $ 2,268,158    $ 7,088,465    $ 6,985,599
  Telephone .........................................        48,629         55,381        175,836        188,147
  Rental and other ..................................        86,439         87,503        261,891        246,414
  Food and beverage .................................        17,817         15,688         60,477         58,910
                                                        -----------    -----------    -----------    -----------

                                                          2,370,621      2,426,730      7,586,669      7,479,070
                                                        -----------    -----------    -----------    -----------


Departmental expenses:
  Rooms .............................................      (692,683)      (703,345)    (2,053,516)    (2,004,617)
  Telephone .........................................       (12,736)       (33,022)       (77,080)       (93,825)
  Rental and other ..................................       (33,740)       (38,169)      (104,963)      (110,830)
  Food and beverage .................................       (16,088)       (12,055)       (49,292)       (44,525)
                                                        -----------    -----------    -----------    -----------

                                                           (755,247)      (786,591)    (2,284,851)    (2,253,797)
                                                        -----------    -----------    -----------    -----------

Gross operating income ..............................     1,615,374      1,640,139      5,301,818      5,225,273
                                                        -----------    -----------    -----------    -----------


Unallocated operating income (expenses):
  Interest and other income .........................        26,912         24,421         78,581         82,526
  General and administrative ........................      (287,403)      (272,141)      (913,843)      (870,243)
  Building lease ....................................       (91,585)       (97,765)      (456,995)      (481,090)
  Marketing .........................................      (208,180)      (217,527)      (699,849)      (671,039)
  Depreciation and amortization .....................      (243,022)      (247,269)      (751,645)      (731,586)
  Energy ............................................      (136,893)      (140,220)      (379,295)      (378,072)
  Property taxes ....................................      (150,477)      (152,556)      (435,051)      (457,578)
  Property operations and maintenance ...............      (147,428)      (151,726)      (465,508)      (470,525)
  Management fees ...................................       (83,211)       (85,193)      (266,312)      (262,487)
  Base asset management fee, paid to related parties        (23,438)       (23,438)       (70,313)       (70,313)
  Professional fees .................................       (14,052)       (11,309)       (42,157)       (34,396)
  Loss on disposal of fixed assets ..................       (50,000)          --          (84,000)          --
                                                        -----------    -----------    -----------    -----------

                                                         (1,408,777)    (1,374,723)    (4,486,387)    (4,344,803)
                                                        -----------    -----------    -----------    -----------

Operating income ....................................       206,597        265,416        815,431        880,470


Other expense:
  Interest expense ..................................      (169,509)      (171,972)      (506,712)      (521,738)
                                                        -----------    -----------    -----------    -----------


Net income ..........................................   $    37,088    $    93,444    $   308,719    $   358,732
                                                        ===========    ===========    ===========    ===========


Net income allocated to General Partner (2%) ........   $       742    $     1,869    $     6,174    $     7,175
                                                        ===========    ===========    ===========    ===========


Net income allocated to BAC Holders (98%) ...........   $    36,346    $    91,575    $   302,545    $   351,557
                                                        ===========    ===========    ===========    ===========


Net income per BAC, based on 868,662 BACs outstanding   $      0.04    $      0.11    $      0.35    $      0.40
                                                        ===========    ===========    ===========    ===========



                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)



                                                                 Beneficial
                                                                  Assignee
                                                     General     Certificate
                                                     Partner       Holders         Total
                                                  ------------   -----------    -----------

Partners' (deficit) capital, January 1, 2000 ..   $  (301,252)   $ 4,677,777    $ 4,376,525

  Net income ..................................         6,174        302,545        308,719

  Distributions of $0.34 per BAC (none of
    which is return of capital) ...............        (6,028)      (295,346)      (301,374)
                                                  -----------    -----------    -----------

Partners' (deficit) capital, September 30, 2000   $  (301,106)   $ 4,684,976    $ 4,383,870
                                                  ===========    ===========    ===========




                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                   ----------------------
                                                                                      2000        1999
                                                                                   ---------    ---------
Cash flows from operating activities:
  Net income ...................................................................   $ 308,719    $ 358,732

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization ..............................................     751,645      731,586
    Loss on disposal of fixed assets ...........................................      84,000         --

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ............................    (128,177)    (672,297)
      Increase in accounts payable and accrued expenses ........................      77,598      528,087
      (Decrease) increase in hotel trade payables ..............................    (105,885)      26,641
                                                                                   ---------    ---------

        Net cash provided by operating activities ..............................     987,900      972,749
                                                                                   ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment ......................................    (788,400)    (388,542)
  Net withdrawals from working capital reserve .................................     172,381         --
  Net withdrawals from capital improvements reserve ............................      95,654      239,001
                                                                                   ---------    ---------

        Net cash used in investing activities ..................................    (520,365)    (149,541)
                                                                                   ---------    ---------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ........................    (150,687)    (700,248)
  Payment of principal on mortgage payable .....................................     (96,730)     (81,704)
                                                                                   ---------    ---------

        Net cash used in financing activities ..................................    (247,417)    (781,952)
                                                                                   ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents .............     220,118       41,256

Hotel operating cash and cash and cash equivalents, beginning of period ........     230,426      353,476
                                                                                   ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ..............   $ 450,544    $ 394,732
                                                                                   =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $ 506,712    $ 521,738
                                                                                   =========    =========




                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements of CRI Hotel Income Partners, L.
P. (the Partnership) reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Partnership's financial position as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

2.       MORTGAGE PAYABLE - Continued

         The Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 2000 and 1999. The Partnership's balance on this loan was $8,570,040 and $8,666,770 as of September 30, 2000 and December 31, 1999, respectively.


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

         As of September 30, 2000 and December 31, 1999, the servicer held $67,498 and $82,400, respectively, for real estate taxes, and $82,356 and $178,010, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.


4.       WORKING CAPITAL RESERVE; ADVANCES

         The working capital reserve of $0 and $172,381 as of September 30, 2000 and December 31, 1999, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)

5.       DISTRIBUTIONS TO BAC HOLDERS

         Distributions declared and payable to BAC holders of record during the first three quarters of 2000 and 1999 follow.

                               2000                         1999
                         Distributions to              Distributions to
                            BAC Holders                   BAC Holders
                     -------------------------      ------------------------
 Quarter Ended          Total          Per BAC        Total          Per BAC
 -------------       ----------        -------      ----------       -------

 March 31            $       --        $    --      $  251,912       $  0.29
 June 30                147,673           0.17         251,912          0.29
 September 30           147,673           0.17         251,912          0.29
                     ----------        -------      ----------       -------

                     $  295,346        $  0.34      $  755,736       $  0.87
                     ==========        =======      ==========       =======


6.       COMMITMENTS

         a.       Hotel operations management agreements
                  --------------------------------------

                  The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first three quarters of 2000 or 1999.

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

         Minimum lease payments of $11,704 are payable monthly, with a quarterly analysis of the actual amount due. For the three months ended September 30, 2000 and 1999, lease payments were $91,585 and $97,765, respectively; for the nine months ended September 30, 2000 and 1999, lease payments were $456,995 and $481,090, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


6.       COMMITMENTS - Continued

         c.       Scottsdale and Roseville capital improvements
                  ---------------------------------------------

                  In May 2000, the Partnership approved a two-year, $930,000 renovation and capital improvement project for the Scottsdale hotel. The cost will be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During the nine months ended September 30, 2000, $481,955 was funded by the Partnership for the Scottsdale renovation project. Additionally, the Partnership has approved a $70,000 project to renovate a portion of the guest rooms at the Roseville hotel, to be funded from the working capital reserve of the Partnership. During the nine months ended September 30, 2000, $9,529 was funded by the Partnership for the Roseville renovation project.

         d.       Ground lease agreements
                  -----------------------

                  The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which is operating a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $14,481 and $13,991 for the three months ended September 30, 2000 and 1999, respectively; for the nine months ended September 30, 2000 and 1999, such gross rental income was $43,443 and $41,973, respectively.

                  The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2000 and 1999, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


7.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $10,837 and $36,866 for the three and nine months ended September 30, 2000, respectively, and $7,104 and $31,355 for the three and nine months ended September 30, 1999, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

         The annual amount of the base asset management fee earned by the General Partner and/or its affiliates is equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a base asset management fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2000 and 1999, respectively.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 2) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE Inc. affiliate, will retain a portion of the cash flow, as well as any prepayment penalties. The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership.

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc. are the Chairman and President, respectively, of, and (effective as of January 1, 2000) holders of 100% of the equity interest in, CHG.

PART I.  FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations

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

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserve, the General Partner determined that certain capital improvements were needed to enhance the marketability of the hotels. During 1999, 1998 and 1997, the Partnership funded a total of approximately $1.4 million from the working capital reserve to the hotels for such capital improvements, and the General Partner intends to fund additional Partnership monies to the hotels during 2000 and 2001 for further needed capital improvements. The General Partner has approved the expenditure of $70,000 for the renovation of a portion of the guest rooms at the Roseville hotel. During the nine months ended September 30, 2000, $9,529 was funded by the Partnership for the Roseville renovation project. Further, in May 2000, the General Partner approved a two-year, $930,000 renovation and capital improvement project for the Scottsdale hotel. The cost will be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During the nine months ended September 30, 2000, $481,955 was funded by the Partnership for the Scottsdale renovation project.

         The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating and financing requirements, and for possible distributions to BAC holders. The Partnership's net cash provided by operating activities for the nine months ended September 30, 2000 and 1999, was adequate to support investing and financing requirements. The General Partner expects that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, and to fund the renovations at the Roseville and Scottsdale hotels as discussed above. Current liabilities at September 30, 2000 were $1,077,472, which represented a $132,096 increase from the balance at December 31, 1999. This increase primarily resulted from an increase in accrued expenses at two of the hotels and a distribution payable to the BAC holders and General Partner, partially offset by a decrease in trade payables at three of the hotels.

Financing
---------

         On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the new loan, the Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 2000 and 1999. The Partnership's balance on this loan was $8,570,040 and $8,666,770 as of September 30, 2000 and December 31, 1999, respectively.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued

Real Estate Tax And Capital Improvements Reserve Escrows
--------------------------------------------------------

         In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves. During the nine months ended September 30, 2000 and 1999, the Partnership made escrow deposits aggregating $354,739 and $339,851, respectively, for estimated annual real estate taxes, and $174,281 and $174,281, respectively, for capital improvements. As of September 30, 2000 and December 31, 1999, the servicer held $67,498 and $82,400, respectively, for real estate taxes, and $82,356 and $178,010, respectively, for capital improvements reserves.

Working Capital Reserve; Advances
---------------------------------

         The working capital reserve of $0 and $172,381 as of September 30, 2000 and December 31, 1999, respectively, represents funds held in reserve, initially established in an amount of not less than 1% of Series A gross offering proceeds, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

Distributions to BAC Holders
----------------------------

         Distributions declared and payable to BAC holders of record during the first three quarters of 2000 and 1999 follow.

                              2000                          1999
                         Distributions to             Distributions to
                           BAC Holders                   BAC Holders
                    ------------------------       -----------------------
  Quarter Ended       Total          Per BAC         Total        Per BAC
  -------------     ---------        -------       ---------      -------

  March 31          $       --       $    --       $ 251,912      $  0.29
  June 30              147,673          0.17         251,912         0.29
  September 30         147,673          0.17         251,912         0.29
                    ----------       -------       ---------      -------

                    $  295,346       $  0.34       $ 755,736      $  0.87
                    ==========       =======       =========      =======



                      Results of Operations -- Partnership
                      ------------------------------------

         The Partnership's net income, which consists principally of revenues from hotel operations, decreased $56,356 during the three month period ended September 30, 2000 from the comparable period in 1999, primarily due to a $34,054 increase in unallocated operating income and expenses, coupled with a $24,765 decrease in gross operating income. The increase in unallocated operating expenses was primarily due to a loss on assets disposed of during 2000, and an increase in general and administrative expenses due to higher reimbursed payroll costs. The decrease in gross operating income was primarily due to decreases in rooms revenue and telephone revenue, partially offset by decreases in rooms expense and telephone expense.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued

         The Partnership's net income decreased $50,013 during the nine month period ended September 30, 2000 from the comparable period in 1999, primarily due to a $141,584 increase in unallocated operating income and expenses, partially offset by a $76,545 increase in gross operating income and a $15,026 decrease in interest expense. The increase in unallocated operating expenses was primarily due to a loss on assets disposed of during 2000, an increase in general and administrative expenses due to higher reimbursed payroll costs as well as a new operating lease for televisions and micro-refrigerators at the Scottsdale hotel, and an increase in depreciation and amortization expense. Contributing to the increase in unallocated operating expenses was an increase in marketing expense at the Scottsdale hotel, offset by a decrease in building lease expense, both as discussed below, and a decrease in property taxes due to a refund received in 2000. The increase in gross operating income was primarily due to an increase in rooms revenue, partially offset by a corresponding increase in rooms expense. Contributing to the increase in gross operating income were an increase in rental and other revenue and an increase in telephone revenue net of telephone expenses.

         See the following discussion for an analysis of each hotel's operating results for the three and nine months ended September 30, 2000 and 1999.

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

   Hotel Location                 Peak Months
   --------------                 -----------
   Clearwater, FL                 October through April
   Minneapolis, MN                May through October
   Plymouth, MN                   June through October
   Roseville, MN                  May through October
   Scottsdale, AZ                 January through May

         The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating expenses. The operating results and average occupancy for the hotels for the three and nine months ended September 30, 2000 and 1999, follow.

                         Gross Operating Income        Gross Operating Income
                       for the three months ended    for the nine months ended
                              September 30,                September 30,
                       -------------------------     -------------------------
Hotel Location            2000           1999             2000          1999
--------------         -----------   -----------     -----------   -----------

Clearwater, FL         $   174,695   $   158,751     $   742,461   $   764,768
Minneapolis, MN            529,436       523,708       1,409,658     1,292,008
Plymouth, MN               307,861       278,630         733,359       626,986
Roseville, MN              319,751       328,082         780,126       757,063
Scottsdale, AZ             283,631       350,968       1,636,214     1,784,448
                       -----------   -----------     -----------   -----------

  Total                $ 1,615,374   $ 1,640,139     $ 5,301,818   $ 5,225,273
                       ===========   ===========     ===========   ===========

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued


                              Operating Income              Operating Income
                         for the three months ended    for the nine months ended
                                September 30,                 September 30,
                         ---------------------------   ------------------------
Hotel Location              2000             1999         2000          1999
--------------           -----------     -----------   ----------   -----------

Clearwater, FL           $    30,540     $    10,501   $  244,048   $   248,480
Minneapolis, MN              304,757         293,551      721,863       621,611
Plymouth, MN                 151,757         116,378      276,742       166,685
Roseville, MN                164,144         165,014      310,962       273,319
Scottsdale, AZ              (100,738)        (29,249)     225,250       427,305
Depreciation and
  Partnership operating
  expenses                  (343,863)       (290,779)    (963,434)     (856,930)
                         -----------     -----------   ----------   -----------

  Total                  $   206,597     $   265,416   $  815,431   $   880,470
                         ===========     ===========   ==========   ===========



                       Average Occupancy                 Average Occupancy
                   for the three months ended       for the nine months ended
                          September 30,                   September 30,
                   ----------------------------    ----------------------------
Hotel Location        2000              1999           2000             1999
--------------     ----------       -----------    ----------       -----------

Clearwater, FL            50%               51%            58%              60%
Minneapolis, MN           90%               90%            86%              82%
Plymouth, MN              84%               74%            74%              64%
Roseville, MN             81%               89%            77%              80%
Scottsdale, AZ            72%               76%            80%              81%
                      ------            ------         ------           ------

  Weighted Average
    Occupancy (1)        75%               76%             76%              74%
                     ======             ======         ======           ======


(1) Weighted average occupancy is based on the number of rooms at each location.


                      Three Months Ended September 30, 2000
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended September 30, 2000 increased from the same period in 1999 as a result of a two percent increase in the average rate. Contributing to the increase was a decrease in telephone expense due to a refund received from the long distance carrier during the third quarter 2000.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2000 increased from the same period in 1999 despite a constant average rate and occupancy level at the hotel. The increase in operating performance at the hotel during the period was due to reduced expenses associated with a student housing contract with the University of Minnesota.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2000 increased from the same period in 1999 as a result of a ten point increase in occupancy, partially offset by a six percent decrease in the average rate. The increase in occupancy, which more than compensated for the decrease in the average rate, was the result of a new contract with a client which generates more occupied room nights but at a lower rate. Additional savings were realized in lower telephone and other expense.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2000 decreased from the same period in 1999 as a result of an eight point decrease in occupancy, partially offset by a seven percent increase in the average rate. The decrease in occupancy and the increase in the average rate were both the result of a decrease in lower-rated trucking business.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended September 30, 2000 decreased from the same period in 1999 as a result of a nine percent decrease in the average rate, coupled with a four point decrease in occupancy. The decreases in the average rate and occupancy were the result of competition from new and newly renovated hotels in the area.

                      Nine months Ended September 30, 2000

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2000 decreased from the same period in 1999 as a result of a three percent decrease in the average rate, coupled with a two point decrease in occupancy. The decreases in the average rate and occupancy were the result of new competition in the area. The decrease in operating income was partially offset by a decrease in property operations and maintenance expense.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2000 increased from the same period in 1999 as a result of a four point increase in occupancy coupled with a three percent increase in the average rate. The increases in occupancy and the average rate were the result of reduced expenses associated with the University of Minnesota student housing contract, as discussed above, as well as various higher-rated conference contracts.

Plymouth, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2000 increased from the same period in 1999 as a result of a ten point increase in occupancy, partially offset by a two percent decrease in the average rate, both as discussed above.

Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2000 increased from the same period in 1999 as a result of a six percent increase in the average rate, partially offset by a three point decrease in occupancy, both as discussed above.

Scottsdale, Arizona: Gross operating income and operating income for the nine month period ended September 30, 2000 decreased from the same period in 1999 as a result of a five percent decrease in the average rate, coupled with a one point decrease in occupancy, both as discussed above. Contributing to the decrease in operating income were an increase in marketing expense due to full staffing in the sales department compared to the same period last year, and an increase in general and administrative expenses mainly due to a new operating lease for televisions and micro-refrigerators. Partially offsetting the decrease in operating income was a decrease in building lease expense (the building lease payments are based on a percentage of rental revenues).

PART II.          OTHER INFORMATION
Item 5.           Other Information

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


Item 6.           Exhibits and Reports on Form 8-K

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2000.

         All other items are not applicable.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CRI HOTEL INCOME PARTNERS, L.P.
                         -----------------------------------------------------
                        (Registrant)

                         by:   CRICO Hotel Associates I, L.P.
                               -----------------------------------------------
                               General Partner

                               by:  C.R.I., Inc.
                                    ------------------------------------------
                                    its General Partner



November 14, 2000                   by:   /s/ Michael J. Tuszka
-----------------                         ------------------------------------
DATE                                      Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit                                              Method of Filing
-------                                        ------------------------------

27               Financial Data Schedule       Filed herewith electronically