Form 10KSB
period 2000-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2001-03-09
CIK 808377

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB


                               ------------------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


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

                                 (301) 468-9200


                               ------------------



               Securities registered pursuant to Section 12(g) of
                                    the Act:

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $9,805,448.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----

                                     PART I

Item 1.  Business........................................................ I-1
Item 2.  Properties...................................................... I-2
Item 3.  Legal Proceedings............................................... I-2
Item 4.  Submission of Matters to a Vote of Security Holders............. I-2


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
            and Related Partnership Matters ............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-3
Item 7.  Financial Statements............................................ II-8
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................ II-8


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3

Signatures      ......................................................... III-5

Financial Statements   .................................................. III-7

                                     PART I


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

         The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2000, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

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

                                     PART I


ITEM 2.           PROPERTIES
                  ----------

         A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2000, follows.


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.           MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
                  -----------------------------------------------------
                      RELATED PARTNERSHIP MATTERS
                      ---------------------------

         (a) There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                  On December 12, 2000, Everest Properties (Everest), a Beneficial Assignee Certificate (BAC) holder of the Partnership, initiated an unregistered tender offer to purchase no more than 4.3% of the outstanding units of the Partnership at a price of $3.75 per BAC unit. Everest stated that it made the offer for the express purpose of holding the BACs for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Everest and did not necessarily represent the fair market value of each BAC. The Everest offer expired on January 11, 2001.

                  On December 13, 2000, Madison Capital (Madison), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 3.58% of the outstanding units of the Partnership at a price of $3.75 per BAC unit. Madison stated that it made the offer for the express purpose of holding the BACs for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Madison and did not necessarily represent the fair market value of each BAC. The Madison offer expired on January 12, 2001.

                  The General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of BACs such as those described above.

                  If more than 5% of the total outstanding BACs are transferred in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 1999 through February 15, 1999, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective February 22, 1999, the General Partner of the Partnership halted recognition of any transfers that exceeded the safe harbor limit through December 31, 1999. This halt was lifted effective January 1, 2000. From January 1, 2000 through August 4, 2000, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the 5% safe harbor, effective August 7, 2000, the General Partner again halted recognition of any transfers that exceeded the safe harbor limit through December 31, 2000. This halt was lifted effective January 1, 2001.

         (b) As of March 9, 2001, there were approximately 1,400 registered holders of BACs in the Partnership.

                                    PART II




ITEM 5.           MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
                  -----------------------------------------------------
                      RELATED PARTNERSHIP MATTERS - Continued
                      ---------------------------

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid or accrued distributions of $443,019 and $755,736 to BAC Holders during 2000 and 1999, respectively. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during 2000 and 1999, and for a discussion of factors which will affect future distribution levels.

          On March 1, 2001, the Partnership paid a cash distribution to BAC holders for the quarter ended December 31, 2000. As a result of monthly mortgage payments which began in 1998, increased funding of the working capital reserve for hotel renovation projects, and a decrease in operating results due to new competition coupled with annual seasonality, the Partnership does not anticipate that a distribution will be made for the quarter ended March 31, 2001.

                                     PART II


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

                          FINANCIAL CONDITION/LIQUIDITY
                          -----------------------------

         The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserve, the General Partner determined that certain capital improvements were needed to enhance the marketability of the hotels. During 1999, 1998 and 1997, the Partnership funded a total of approximately $1.4 million from the working capital reserve to the hotels for such capital improvements. During 2000, the General Partner approved a $930,000 renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. The General Partner expects that $268,785 will be funded from the Partnership's working capital reserve and $98,215 will be funded from the Scottsdale replacements reserve during 2001 to complete this project; as of March 9, 2001, $0 of such amount has been funded from the Partnership's working capital reserve, and $12,012 has been funded from the Scottsdale replacements reserve. Additionally, during 2000, the General Partner approved the expenditure of $70,000 for the renovation of a portion of the guest rooms at the Roseville hotel. During 2000, $20,409 was funded by the Partnership for the Roseville renovation project. The General Partner expects that $49,591 will be funded from the Partnership's working capital reserve during 2001 to complete this project; as of March 9, 2001, $39,097 of such amount has been funded.

         The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements and for possible distributions to BAC Holders. The Partnership's net cash provided by the hotels' operating activities for 2000 and 1999, along with existing cash resources, was adequate to support operating, investing and financing requirements, and to declare distributions to BAC Holders and the General Partner. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of December 31, 2000 totaled $939,083, which is comparable to the balance as of December 31, 1999.

                                     PART II


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS - Continued
                      -----------------------------------

FINANCING
---------

         On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. Subject to prepayment terms, as discussed below, the refinancing of the Zero Coupon Notes does not preclude the future sale of the hotels, either individually or as a portfolio.

         Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the final year. See the notes to the financial statements for further information concerning the acquisition and servicing of this loan.

         The Partnership made installments of principal and interest aggregating $804,589 during each of 2000 and 1999. The Partnership's balance on this loan was $8,537,759 and $8,666,770 as of December 31, 2000 and 1999, respectively.

REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVE ESCROWS
--------------------------------------------------------

         In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $35,116 per month in the year 2001. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

         During 2000 and 1999, the Partnership made escrow deposits aggregating $470,990 and $474,417, respectively, for estimated annual real estate taxes, and $232,374 and $232,374, respectively, for capital improvements. As of December 31, 2000 and 1999, the servicer held $119,232 and $82,400, respectively, for real estate taxes and $99,854 and $178,010, respectively, for capital improvements reserves.

WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS
--------------------------------------------------

         The working capital reserve of $8,456 and $172,381 as of December 31, 2000 and 1999, respectively, represents cash and cash equivalents, as defined in
Note 1.d. of the accompanying financial statements, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

         On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan; the remaining $30,000 balance was repaid on March 1, 2000.

                                     PART II


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS - Continued
                      -----------------------------------

         On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. This intercompany balance has been eliminated in the preparation of the accompanying balance sheet at December 31, 2000. As of March 9, 2001, the Scottsdale hotel had repaid this loan in full.

DISTRIBUTIONS TO BAC HOLDERS
----------------------------

         Distributions paid or accrued to BAC Holders of record during 2000 and 1999 follow.

                                    2000                         1999
                                Distributions              Distributions to
                                 BAC HOLDERS                  BAC HOLDERS
                            ----------------------       ---------------------
          QUARTER ENDED        TOTAL       PER BAC          TOTAL      PER BAC
          -------------     -----------    -------       -----------   -------

          March 31          $        --    $    --       $   251,912   $  0.29
          June 30               147,673       0.17           251,912      0.29
          September 30          147,673       0.17           251,912      0.29
          December 31           147,673       0.17                --        --
                            -----------    -------       -----------   -------
              Total         $   443,019    $  0.51       $   755,736   $  0.87
                            ===========    =======       ===========   =======

         As a result of monthly mortgage payments which began in 1998, increased funding of the working capital reserve for hotel renovation projects, and a decrease in operating results due to new competition coupled with annual seasonality, the Partnership does not anticipate that a distribution will be made for the quarter ended March 31, 2001.

                       RESULTS OF OPERATIONS - PARTNERSHIP
                       -----------------------------------

2000 VERSUS 1999
----------------

         The Partnership's net income, which consists principally of revenues from hotel operations, decreased $82,929 in 2000 from 1999, primarily due to an $82,076 increase in net unallocated operating expenses and an $18,391 decrease in gross operating income, partially offset by a $17,538 decrease in interest expense. The increase in net unallocated operating expenses was primarily due to increases in marketing expense, depreciation and amortization expense, loss on disposal of fixed assets, energy expense, general and administrative expenses and professional fees. These items were offset by decreases in building lease expense, property taxes, and management fees. The decrease in gross operating income was primarily due to a decrease in telephone revenue, partially offset by a corresponding decrease in telephone expense. Contributing to the decrease in gross operating income was an increase in rooms expense, partially offset by a decrease in rental and other expense.

         See following discussion for an analysis of each hotel's operating results for the year 2000 versus 1999.

                                     PART II


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS - Continued
                      -----------------------------------

                         RESULTS OF OPERATIONS - HOTELS
                         ------------------------------

OPERATING STATISTICS
--------------------

         The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets, the following months should provide the highest gross operating income and net cash flow.

                   HOTEL LOCATION                         PEAK MONTHS
               ----------------------                ---------------------
                  Clearwater, FL                     October through April
                  Minneapolis, MN                    May through October
                  Plymouth, MN                       June through October
                  Roseville, MN                      May through October
                  Scottsdale, AZ                     January through May

         The Partnership's Statements of Income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less net unallocated operating expenses. The operating results and average occupancy for the hotels for the years ended December 31, 2000 and 1999, follow.

                                                     GROSS OPERATING INCOME
                                                  ----------------------------
             HOTEL LOCATION                          2000             1999
             --------------                       -----------      -----------

             Clearwater, FL                       $   896,891      $   958,352
             Minneapolis, MN                        1,779,152        1,680,445
             Plymouth, MN                             933,190          854,458
             Roseville, MN                            963,140          936,256
             Scottsdale, AZ                         2,111,868        2,273,121
                                                  -----------      -----------
                 Total                            $ 6,684,241      $ 6,702,632
                                                  ===========      ===========


                                                       OPERATING INCOME
                                                  ---------------------------
             HOTEL LOCATION                           2000           1999
             --------------                       -----------     -----------

             Clearwater, FL                       $   260,759     $   303,085
             Minneapolis, MN                          873,888         802,845
             Plymouth, MN                             340,505         247,491
             Roseville, MN                            301,799         280,487
             Scottsdale, AZ                           279,625         473,537
             Depreciation and net Partnership
               operating expenses                  (1,220,364)     (1,170,766)
                                                   -----------    -----------
                 Total                             $   836,212    $   936,679
                                                   ===========    ===========

                                     PART II




ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS - Continued
                      -----------------------------------


                                                       AVERAGE OCCUPANCY
                                               -------------------------------
             HOTEL LOCATION                       2000                 1999
             --------------                    -----------         -----------

             Clearwater, FL                         56%                58%
             Minneapolis, MN                        82%                80%
             Plymouth, MN                           71%                66%
             Roseville, MN                          74%                77%
             Scottsdale, AZ                         78%                80%
                                                  ----               ----
                Weighted average occupancy (1)      73%                73%
                                                  ====               ====

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.


2000 VERSUS 1999
----------------

CLEARWATER, FLORIDA: Gross operating income and operating income decreased in 2000 from 1999 as a result of a four percent decrease in the average rate coupled with a two point decrease in occupancy. The decreases in the average rate and occupancy were the result of increased competition caused by the recent opening of five new hotels in the Clearwater area.

MINNEAPOLIS, MINNESOTA: Gross operating income and operating income increased in 2000 from 1999 as a result of a three percent increase in the average rate coupled with a two point increase in occupancy. The increases in the average rate and occupancy were the result of a student housing contract, as well as various higher-rated conference contracts. The increase in gross operating income was partially offset by an increase in general and administrative expenses due to increased payroll-related expenses, offset by a decrease in marketing expense primarily due to turnover in sales personnel.

PLYMOUTH, MINNESOTA: Gross operating income and operating income increased in 2000 from 1999 as a result of a five point increase in occupancy, partially offset by a one percent decrease in the average rate. The increase in occupancy, which more than compensated for the decrease in the average rate, was the result of a new contract with a client which generates more occupied room nights but at a lower rate. A further increase in operating income was caused by a decrease in property tax expense, offset by an increase in marketing expense due to full staffing in the sales department during 2000.

ROSEVILLE, MINNESOTA: Gross operating income and operating income increased in 2000 from 1999 as a result of a six percent increase in the average rate, partially offset by a three point decrease in occupancy. The increase in the average rate and the decrease in occupancy were both the result of a decrease in lower-rated trucking business. In addition, the decrease in occupancy also resulted from increased competition in the area, as well as unavailability of rooms while renovations were being performed at the hotel during 2000.

SCOTTSDALE, ARIZONA: Gross operating income and operating income decreased in 2000 from 1999 as a result of a three percent decrease in the average rate, coupled with a two point decrease in occupancy. The decreases in the average rate and occupancy were the result of competition from new and newly renovated hotels in the area. A further drop in operating income was caused by increases in marketing expense due to full staffing in the sales department during 2000, and an increase in property operations and maintenance expense due to expenditures related to the renovation which were not capitalizable. Partially offsetting the decrease in operating income were decreases in building lease expense and incentive management fees (which are tied to revenue performance).

                                     PART II


ITEM 7.           FINANCIAL STATEMENTS
                  --------------------

         The information required by this item is contained in Part III.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  -------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

         None.

                                    PART III


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

         (a), (b) and (c)

               The Partnership has no directors, executive officers or significant employees of its own.

         (a), (b), (c) and (e)

               The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the General Partner of the Partnership, follow.

William B. Dockser, 64, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 54, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 42, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B.
F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 45, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

         (d) There is no family relationship between any of the foregoing directors and executive officers.

         (f)   Involvement in certain legal proceedings.

               None.

         (g)   Promoters and control persons.

               Not applicable.

                                      III-1

                                    PART III


ITEM 10.          EXECUTIVE COMPENSATION

         (a), (b), (c), (d), (e), (f), (g), and (h)

         The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various types of compensation and fees were paid or are payable to the General Partner and its affiliates. Additional information required by Item 10 is incorporated herein by reference to
         Note 9 of the notes to financial statements contained in Part III.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  ---------------------------------------------------
                      MANAGEMENT
                      ----------

         (a)      Security ownership of certain beneficial owners.

                  The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 9, 2001.

                        Name of               Amount and Nature      % of total
                  BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP   BACS ISSUED
                  ----------------         -----------------------   -----------

                  Equity Resources Group,
                    Incorporated, et. al.        50,170 BACS             5.8%
                    14 Story Street
                    Cambridge, MA 02138

         (b)      Security ownership of management.

                  The following table sets forth certain information concerning all BACs beneficially owned, as of March 9, 2001, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

                      Name of                 Amount and Nature      % of total
                  BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP  BACS ISSUED
                  ----------------          -----------------------  -----------

                  William B. Dockser                 None                0%
                  H. William Willoughby              None                0%
                  All Directors and Officers
                  as a Group (4 persons)             None                0%

         (c)      Changes in control.

                  There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.




                                      III-2

                                    PART III


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         (a)      Transactions with management and others.

                  The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the General Partner or its affiliates by virtue of either their interest in the General Partner or their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference. Note 8 of the notes to financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

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

                           1.       Amendment dated as of March 12, 1987.
                           2.       Amendment dated as of April 17, 1987.

                                      III-3

                                    PART III


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K - Continued
                  --------------------------------

                  Exhibit No. 10 - Material Contracts

                  a. Sale/Purchase Agreement, dated as of October 9, 1986, by and between Days Inns of America, Inc. (DIA), Days Inns Corp. (DIC), Days Inns Management Company, Inc.
                           (DIMC), and CRI Hotel Income Fund, L.P., and six modifications thereto, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
                  b. Form of Management Agreement by and between DIMC and CRI Hotel Income Fund, L.P., incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
                  c. Form of Beneficial Assignee Certificate, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
                  d. Forms of Amendment to Hotel Management Agreement by and between CRI Hotel Income Partners, L.P. and Buckhead Hotel Management Company, Inc. incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 15, 1995.

                  Exhibit No. 27 - Financial Data Schedule

                  a.       Filed herewith electronically.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.



                                      III-4

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       CRI HOTEL INCOME PARTNERS, L.P.
                       ---------------------------------------------------------
                       (Registrant)

                        by:    CRICO HOTEL ASSOCIATES I, L.P.
                               -------------------------------------------------
                               General Partner

                               by:    C.R.I., INC.
                                      ------------------------------------------
                                      its General Partner


MARCH 9, 2001                  by:    /S/ WILLIAM B. DOCKSER
-------------                         ------------------------------------------
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


MARCH 9, 2001                  by:    /S/ H. WILLIAM WILLOUGHBY
-------------                         ------------------------------------------
DATE                                  H. William Willoughby,
                                        Director, President,
                                        and Secretary




MARCH 9, 2001                  by:    /S/ MICHAEL J. TUSZKA
-------------                         ------------------------------------------
DATE                                  Michael J. Tuszka
                                        Vice President
                                        and Chief Accounting Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)


                                      III-5

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of income, changes in partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' (deficit) capital, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                         /S/ Grant Thornton LLP

Vienna, Virginia
February 28, 2001

                                      III-6

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS



                                                                                           DECEMBER 31,
                                                                                 ------------------------------
                                                                                    2000               1999
                                                                                 -----------       ------------
Property and equipment - at cost:
  Land                                                                           $ 1,574,490        $ 1,574,490
  Buildings and site improvements                                                 13,937,210         13,990,707
  Furniture, fixtures and equipment                                                2,041,320          1,768,678
  Leasehold improvements                                                           2,039,881          1,738,913
                                                                                 -----------        -----------
                                                                                  19,592,901         19,072,788
  Less: accumulated depreciation and amortization                                 (7,872,375)        (7,160,891)
                                                                                 -----------        -----------

                                                                                  11,720,526         11,911,897

Hotel operating cash                                                                 176,202            230,426
Cash and cash equivalents                                                            150,687                 --
Working capital reserve                                                                8,456            172,381
Receivables, capital improvements reserves and other assets                          680,438            820,708
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $439,943 and $405,940, respectively             580,161            614,164
Property purchase costs,
  net of accumulated amortization of $78,257 and $72,182, respectively               104,009            110,084
                                                                                 -----------        -----------
    Total assets                                                                 $13,420,479        $13,859,660
                                                                                 ===========        ===========


                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses                                          $   412,299        $   521,321
  Distributions payable                                                              150,687                 --
  Hotel trade payables                                                               234,636            295,044
  Short-term portion of mortgage payable                                             141,461            129,011
                                                                                 -----------        -----------
Total current liabilities                                                            939,083            945,376
                                                                                 -----------        -----------

Long term debt:
  Mortgage payable                                                                 8,396,298          8,537,759
                                                                                 -----------        -----------
    Total liabilities                                                              9,335,381          9,483,135
                                                                                 -----------        -----------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner                                                                   (307,081)          (301,252)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                            4,392,179          4,677,777
                                                                                 -----------        -----------
    Total partners' capital                                                        4,085,098          4,376,525
                                                                                 -----------        -----------
    Total liabilities and partners' capital                                      $13,420,479        $13,859,660
                                                                                 ===========        ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-7

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME



                                                                 For the years ended
                                                                     DECEMBER 31,
                                                            -----------------------------
                                                               2000                1999
                                                            -----------        -----------
Revenue:
  Rooms                                                     $ 9,057,550        $ 9,054,014
  Telephone                                                     224,765            245,072
  Rental and other                                              338,575            333,372
  Food and beverage                                              71,032             78,381
                                                            -----------        -----------
                                                              9,691,922          9,710,839
                                                            -----------        -----------

Departmental expenses:
  Rooms                                                      (2,696,668)        (2,674,321)
  Telephone                                                    (107,490)          (122,052)
  Rental and other                                             (142,761)          (152,103)
  Food and beverage                                             (60,762)           (59,731)
                                                            -----------        -----------
                                                             (3,007,681)        (3,008,207)
                                                            -----------        -----------
Gross operating income                                        6,684,241          6,702,632
                                                            -----------        -----------


Unallocated operating income (expenses):
  Interest and other income                                     113,526            112,833
  General and administrative                                 (1,094,517)        (1,076,162)
  Building lease                                               (594,579)          (627,944)
  Marketing                                                    (916,661)          (880,921)
  Depreciation and amortization                              (1,015,376)          (980,356)
  Energy                                                       (510,827)          (486,724)
  Property taxes                                               (563,106)          (585,193)
  Property operations and maintenance                          (620,092)          (624,377)
  Management fees                                              (340,558)          (357,022)
  Base asset management fee, paid to related parties            (93,750)           (93,750)
  Professional fees                                            (121,589)          (107,337)
  Loss on disposal of fixed assets                              (90,500)           (59,000)
                                                            -----------        -----------
                                                             (5,848,029)        (5,765,953)
                                                            -----------        -----------

Operating income                                                836,212            936,679


Other expense:
  Interest expense                                             (675,578)          (693,116)
                                                            -----------        -----------
Net income                                                  $   160,634        $   243,563
                                                            ===========        ===========

Net income allocated to General Partner (2%)                $     3,213        $     4,871
                                                            ===========        ===========

Net income allocated to BAC Holders (98%)                   $   157,421        $   238,692
                                                            ===========        ===========

Net income per BAC based on 868,662 BACs outstanding        $      0.18        $      0.27
                                                            ===========        ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL




                                                                         Beneficial
                                                                          Assignee
                                                            General      Certificate
                                                            PARTNER        HOLDERS        TOTAL
                                                           ----------    ------------   ----------
Partners' (deficit) capital, January 1, 1999               $(290,700)    $5,194,821     $4,904,121

  Net income                                                   4,871        238,692        243,563

  Distributions of $0.87 per BAC
    (including return of capital of $0.60 per BAC)           (15,423)      (755,736)      (771,159)
                                                           ---------     ----------     ----------

Partners' (deficit) capital, December 31, 1999              (301,252)     4,677,777      4,376,525

  Net income                                                   3,213        157,421        160,634

  Distributions of $0.51 per BAC
    (including return of capital of $0.33 per BAC)            (9,042)      (443,019)      (452,061)
                                                           ---------     ----------     ----------
Partners' (deficit) capital, December 31, 2000             $(307,081)    $4,392,179     $4,085,098
                                                           =========     ==========     ==========





                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                     For the years ended
                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                   2000              1999
                                                                                -----------       -----------
Cash flows from operating activities:
  Net income                                                                    $   160,634       $   243,563

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization                                                 1,015,376           980,356
    Loss on disposal of fixed assets                                                 90,500            59,000

    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets, net                       45,822           (28,925)
      Decrease in accounts payable and accrued expenses                            (109,022)          (10,102)
      (Decrease) increase in hotel trade payables                                   (60,408)          118,091
                                                                                -----------       -----------
        Net cash provided by operating activities                                 1,142,902         1,361,983
                                                                                -----------       -----------


Cash flows from investing activities:
  Net additions to property and equipment                                          (858,136)         (433,159)
  Net withdrawals from (deposits to) working capital reserve                        163,925          (172,381)
  Net withdrawals from capital improvements reserves                                 78,157           189,281
                                                                                -----------       -----------
        Net cash used in investing activities                                      (616,054)         (416,259)
                                                                                -----------       -----------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner                            (301,374)         (957,301)
  Payment of principal on mortgage payable                                         (129,011)         (111,473)
                                                                                -----------       -----------
        Net cash used in financing activities                                      (430,385)       (1,068,774)
                                                                                -----------       -----------


Net increase (decrease) in hotel operating cash and cash and cash equivalents        96,463          (123,050)

Hotel operating cash and cash and cash equivalents, beginning of year               230,426           353,476
                                                                                -----------       -----------
Hotel operating cash and cash and cash equivalents, end of year                 $   326,889       $   230,426
                                                                                ===========       ===========




Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                        $   675,578       $   683,427
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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         b.       Method of accounting
                  --------------------

                  The financial statements of the Partnership have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

         c.       Depreciation and amortization
                  -----------------------------

                  Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. In conjunction with the significant capital additions made during 1998, the General Partner changed the estimated depreciable lives for those additions; the impact of the change was not material. The estimated lives used in determining depreciation follow.

          Type of asset                               Estimated life
          -------------                               --------------

          Building and site improvements              10-30 years
          Furniture, fixtures and equipment           7-10 years
          Leasehold improvements                      7-10 years

                  Property   purchase  costs  and  acquisition  fees  are  being
         amortized over a thirty-year period using the straight-line method.

         d.       Hotel operating cash; cash and cash equivalents
                  -----------------------------------------------

                  Hotel operating cash and cash and cash equivalents consist of all time and demand deposits and repurchase agreements with original maturities of three months or less which have not been deemed as a working capital reserve by the General Partner. Hotel operating cash represents funds maintained at the hotels and Buckhead, while cash and cash equivalents represents funds maintained at the Partnership. The Partnership has determined that the carrying amounts for these items approximate fair value.

         e.       Working capital reserve
                  -----------------------

                  The working capital reserve represents all cash and cash equivalents, as defined above, maintained as working capital for the Partnership. The General Partner has determined that all cash and cash equivalents maintained at the Partnership which are not currently distributable to the BAC holders and General Partner of the Partnership shall be deemed as a working capital reserve. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

         f.       Income taxes
                  ------------

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

                                     III-12

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         g.       Use of estimates
                  ----------------

                  In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         h.       Fair value of financial instruments
                  -----------------------------------

                  In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," the Partnership has disclosed fair value information about those financial instruments for which it is practicable to estimate that value. Where applicable, such information has been disclosed elsewhere in the notes to the financial statements.

         i.       Reclassifications
                  -----------------

                  Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


2.       HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

         The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2000, the Partnership remained invested in four hotels and one leasehold interest, as follows.


                Hotels              Date of purchase     Amount of purchase
         ----------------------     ----------------     ------------------

         Clearwater Days Inn             4/01/88             $3,750,000
         Minneapolis Days Inn           11/01/87             $4,800,000
         Plymouth Days Inn              12/30/87             $4,000,000
         Roseville Days Inn              3/01/88             $4,200,000

           Leasehold interest       Date of purchase     Amount of purchase
         ----------------------     ----------------     ------------------

         Scottsdale Days Inn (A)         7/01/88             $2,000,000


         (A) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.


3.       MORTGAGE PAYABLE

         On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the new loan, the Partnership began

                                     III-13

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.       MORTGAGE PAYABLE - Continued

paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the refinancing of the Zero Coupon Notes does not preclude the future sale of the hotels, either individually or as a portfolio. Scheduled annual principal payments due under the loan are as follows:

                 2001                               $  141,461
                 2002                                  152,940
                 2003                                  165,349
                 2004                                  176,920
                 2005                                  193,122
                 Thereafter                          7,707,967
                                                    ----------
                         Total                      $8,537,759
                                                    ==========

         Under the terms of the new loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The new loan has been securitized in a "no lock" program, which permits the prepayment of the new loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the final year. Additionally, see Note 9 for further information concerning the acquisition and servicing of this loan.

         The Partnership made installments of principal and interest aggregating $804,589 during each of 2000 and 1999. The Partnership's balance on this loan was $8,537,759 and $8,666,770 as of December 31, 2000 and December 31, 1999,
respectively.

         Based upon the recent refinancing, the Partnership has determined that the carrying value of the new loan approximates fair value.


4.       REAL ESTATE TAX AND CAPITAL IMPROVEMENTS RESERVES ESCROWS

         In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for estimated annual real estate taxes and capital improvements reserves (CIR). The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $35,116 per month for the year 2001. The servicer of the loan pays such taxes and assessments when due from these escrows. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for deferred maintenance and/or ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. Both the real estate tax and CIR payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998 until the new loan is paid in full.

         During 2000 and 1999, the Partnership made escrow deposits aggregating $470,990 and $474,417, respectively, for estimated annual real estate taxes, and $232,374 and $232,374, respectively, for capital improvements. As of December 31, 2000 and 1999, the servicer held $119,232 and $82,400, respectively, for real estate taxes and $99,854 and $178,010, respectively, for capital improvements reserves. These amounts are included in receivables, capital improvements reserves and other assets in the accompanying financial statements.

                                     III-14

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5.       WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

         The working capital reserve of $8,456 and $172,381 as of December 31, 2000 and 1999, respectively, represents cash and cash equivalents, as defined in
Note 1.d., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

         On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan; the remaining $30,000 balance was repaid on March 1, 2000.

         On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. This intercompany balance has been eliminated in the preparation of the accompanying balance sheet at December 31, 2000. As of March 9, 2001, the Scottsdale hotel had repaid this loan in full.


6.       COMMITMENTS

         a.       Hotel operations management agreements
                  --------------------------------------

                  The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. Incentive management fees of $0 and $16,160 were earned in 2000 and 1999, respectively.

         b.       Operating lease agreements
                  --------------------------

                  The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2000 and 1999, annual lease payments were $594,579 and $627,944, respectively.

                                     III-15

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.       COMMITMENTS - Continued

                  The Partnership has also entered into various operating leases for equipment used at the hotels, which expire through 2004. Minimum lease payments under the operating leases and the Scottsdale facility lease follow.

                   2001                               $ 271,106
                   2002                                 218,572
                   2003                                 218,295
                   2004                                  13,918
                   2005                                      --
                   Thereafter                                --
                                                      ---------
                                                      $ 721,891
                                                      =========

                  Total rental expense under the leases was $685,965 and $711,754 for the years ended December 31, 2000 and 1999, respectively.

         c.       Scottsdale and Roseville capital improvements
                  ---------------------------------------------

                  During  2000,   the  General   Partner   approved  a  $930,000
         renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. The General Partner expects that $268,785 will be funded from the Partnership's working capital reserve and $98,215 will be funded from the Scottsdale replacements reserve during 2001 to complete this project; as of March 9, 2001, $0 of such amount has been funded from the Partnership's working capital reserve, and $12,012 has been funded from the Scottsdale replacements reserve. Additionally, during 2000, the General Partner approved the expenditure of $70,000 for the renovation of a portion of the guest rooms at the Roseville hotel. During 2000, $20,409 was funded by the Partnership for the Roseville renovation project. The General Partner expects that $49,591 will be funded from the Partnership's working capital reserve during 2001 to complete this project; as of March 9, 2001, $39,097 of such amount has been funded.


7.       GROUND LEASE AGREEMENTS

                  The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which is operating a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $57,923 and $55,964 during 2000 and 1999, respectively.

                  The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $38,555 and $30,000 for 2000 and 1999, respectively.

                                     III-16

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


8.       PARTNERS' CAPITAL

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

         Distributions paid or accrued to BAC Holders of record during 2000 and 1999 follow.


                                    2000                        1999
                               Distributions               Distributions to
                                 BAC HOLDERS                  BAC HOLDERS
                           ------------------------    ------------------------
          QUARTER ENDED       TOTAL         PER BAC       TOTAL         PER BAC
          -------------    -----------      -------    -----------      -------

          March 31         $        --      $    --    $   251,912      $  0.29
          June 30              147,673         0.17        251,912         0.29
          September 30         147,673         0.17        251,912         0.29
          December 31          147,673         0.17             --           --
                           -----------      -------    -----------      -------
              Total        $   443,019      $  0.51    $   755,736      $  0.87
                           ===========      =======    ===========      =======

          As a result of monthly mortgage payments which began in 1998, increased funding of the working capital reserve for hotel renovation projects, and a decrease in operating results due to new competition coupled with annual seasonality, the Partnership does not anticipate that a distribution will be made for the quarter ended March 31, 2001.


9.       RELATED-PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership paid the General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the hotels. The Partnership paid $1,142,516 in acquisition fees. The acquisition fees were capitalized and are being amortized over a thirty-year period using the straight-line method.

         In accordance with the terms of the Partnership Agreement, the Partnership reimbursed the General Partner or its affiliates for costs incurred on behalf of the Partnership for real estate appraisals and market studies, engineering studies, legal consultation and accounting fees, as well as travel and communication expenses related to the acquisition of the hotels. The Partnership paid $233,474 in such costs. The costs were capitalized and are being amortized over a thirty-year period using the straight-line method.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in managing the Partnership. For the years ended December 31, 2000 and 1999, the Partnership paid $48,800 and $40,331, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying statements of income as general and administrative expenses.

                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


9.       RELATED-PARTY TRANSACTIONS - Continued

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner and/or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2000 and 1999.

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


10.      RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
             NET INCOME TO TAXABLE INCOME

         A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                        For the years ended
                                                            DECEMBER 31,
                                                       --------------------
                                                         2000        1999
                                                       --------    --------

Financial statement net income                         $160,634    $243,563

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes      232,040     120,983
                                                       --------    --------

Taxable income                                         $392,674    $364,546
                                                       ========    ========


                                     III-18