Form 10QSB
period 2001-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2001-05-15
CIK 808377

--------------------------------------------------------------------------------






                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001


                                                                           Page
                                                                           ----

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

          Balance Sheets
            - March 31, 2001 and December 31, 2000..........................  1

          Statements of Income
            - for the three months ended March 31, 2001 and 2000............  2

          Statement of Changes in Partners' (Deficit) Capital
            - for the three months ended March 31, 2001.....................  3

          Statements of Cash Flows
            - for the three months ended March 31, 2001 and 2000............  4

          Notes to Financial Statements
            - March 31, 2001 and 2000.......................................  5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 10


Part II. OTHER INFORMATION

Item 5.  Other Information.................................................. 14

Item 6.  Exhibits and Reports on Form 8-K................................... 15

Signature................................................................... 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                             March 31,      December 31,
                                                                                               2001            2000
                                                                                           ------------    ------------
                                                                                            (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,948,636      13,937,210
  Furniture, fixtures and equipment ....................................................      2,147,620       2,041,320
  Leasehold improvements ...............................................................      2,042,739       2,039,881
                                                                                           ------------    ------------

                                                                                             19,713,485      19,592,901
  Less: accumulated depreciation and amortization ......................................     (8,074,452)     (7,872,375)
                                                                                           ------------    ------------

                                                                                             11,639,033      11,720,526

Hotel operating cash ...................................................................        304,414         176,202
Cash and cash equivalents ..............................................................           --           150,687
Working capital reserve ................................................................         99,848           8,456
Capital improvements, real estate tax and insurance reserves
  held by servicer .....................................................................        339,174         222,608
Receivables and other assets ...........................................................        692,283         457,830
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $448,444 and $439,943, respectively ...............        571,660         580,161
Property purchase costs,
  net of accumulated amortization of $79,776 and $78,257, respectively .................        102,490         104,009
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 13,748,902    $ 13,420,479
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    771,436    $    412,299
  Distributions payable ................................................................           --           150,687
  Hotel trade payables .................................................................        164,895         234,636
  Short-term portion of mortgage payable ...............................................        144,209         141,461
                                                                                           ------------    ------------

Total current liabilities ..............................................................      1,080,540         939,083
                                                                                           ------------    ------------

Long term debt:
  Mortgage payable .....................................................................      8,356,946       8,396,298
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,437,486       9,335,381
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (302,555)       (307,081)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      4,613,971       4,392,179
                                                                                           ------------    ------------

    Total partners' capital ............................................................      4,311,416       4,085,098
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 13,748,902    $ 13,420,479
                                                                                           ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                        For the three months ended
                                                                 March 31,
                                                        --------------------------
                                                            2001           2000
                                                        -----------    -----------
Revenue:
  Rooms .............................................   $ 2,706,616    $ 2,518,513
  Telephone .........................................        54,194         65,592
  Rental and other ..................................        83,870         87,206
  Food and beverage .................................        15,279         20,642
                                                        -----------    -----------

                                                          2,859,959      2,691,953

Departmental expenses:
  Rooms .............................................      (669,386)      (660,492)
  Telephone .........................................       (29,294)       (28,282)
  Rental and other ..................................       (33,859)       (36,006)
  Food and beverage .................................       (13,855)       (17,195)
                                                        -----------    -----------

                                                           (746,394)      (741,975)
                                                        -----------    -----------

Gross operating income ..............................     2,113,565      1,949,978
                                                        -----------    -----------

Unallocated operating income (expenses):
  Interest and other income .........................        24,233         24,144
  General and administrative ........................      (369,567)      (354,412)
  Building lease ....................................      (236,371)      (227,603)
  Marketing .........................................      (260,426)      (238,532)
  Depreciation and amortization .....................      (267,620)      (251,442)
  Energy ............................................      (146,629)      (127,761)
  Property taxes ....................................      (152,202)      (150,477)
  Property operations and maintenance ...............      (148,411)      (158,683)
  Management fees ...................................      (100,352)       (94,469)
  Base asset management fee, paid to related parties        (23,438)       (23,438)
  Professional fees .................................       (16,921)       (14,941)
  Loss on disposal of fixed assets ..................       (25,000)       (10,000)
                                                        -----------    -----------

                                                         (1,722,704)    (1,627,614)
                                                        -----------    -----------

Operating income ....................................       390,861        322,364

Other expense:
  Interest expense ..................................      (164,543)      (168,918)
                                                        -----------    -----------

Net income ..........................................   $   226,318    $   153,446
                                                        ===========    ===========


Net income allocated to General Partner (2%) ........   $     4,526    $     3,069
                                                        ===========    ===========

Net income allocated to BAC Holders (98%) ...........   $   221,792    $   150,377
                                                        ===========    ===========

Net income per BAC, based on 868,662 BACs outstanding   $      0.26    $      0.17
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)



                                                             Beneficial
                                                              Assignee
                                                General      Certificate
                                                Partner        Holders       Total
                                               ----------    -----------  -----------
Partners' (deficit) capital, January 1, 2001   $ (307,081)   $4,392,179   $4,085,098

  Net income ...............................        4,526       221,792      226,318
                                               ----------    ----------   ----------

Partners' (deficit) capital, March 31, 2001    $ (302,555)   $4,613,971   $4,311,416
                                               ==========    ==========   ==========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                  2001         2000
                                                                                ---------    ---------
Cash flows from operating activities:
  Net income ................................................................   $ 226,318    $ 153,446

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................     267,620      251,442
    Loss on disposal of fixed assets ........................................      25,000       10,000

    Changes in assets and liabilities:
      Increase in receivables and other assets, net .........................    (238,525)    (188,840)
      Increase in accounts payable and accrued expenses .....................     359,137      251,861
      Decrease in hotel trade payables ......................................     (69,741)    (148,684)
                                                                                ---------    ---------

        Net cash provided by operating activities ...........................     569,809      329,225
                                                                                ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment ...................................    (197,035)    (109,218)
  Net (deposits to) withdrawals from  working capital reserve ...............     (91,392)      24,466
  Net deposits to capital improvements, real estate tax and
    insurance reserves held by servicer .....................................    (116,566)    (152,775)
                                                                                ---------    ---------

        Net cash used in investing activities ...............................    (404,993)    (237,527)
                                                                                ---------    ---------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner .....................    (150,687)        --
  Payment of principal on mortgage payable ..................................     (36,604)     (32,299)
                                                                                ---------    ---------

        Net cash used in financing activities ...............................    (187,291)     (32,229)
                                                                                ---------    ---------


Net (decrease) increase in hotel operating cash and cash and cash equivalents     (22,475)      59,469

Hotel operating cash and cash and cash equivalents, beginning of period .....     326,889      230,426
                                                                                ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ...........   $ 304,414    $ 289,895
                                                                                =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $ 164,543    $ 168,918
                                                                                =========    =========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2000.

     The Partnership and the chief operating decision maker consider the hotels' operations as a single homogeneous business activity as it relates to achieving their objectives of cash flow growth and capital appreciation. The chief operating decision maker reviews cash flow and operating results in the aggregate in order to determine the appropriate level of cash available for distribution to the investors in the Partnership. Accordingly, the Partnership considers itself to operate in a single reportable segment in accordance with Statement of Financial Accounting Standards No. 131.

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


2.   LONG-LIVED ASSETS

     The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.


3.   WORKING CAPITAL RESERVE; ADVANCES

     The working capital reserve of $99,848 and $8,456 as of March 31, 2001 and December 31, 2000, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

     On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan; the remaining $30,000 balance was repaid on March 1, 2000.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


3.   WORKING CAPITAL RESERVE; ADVANCES - Continued

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid during the first quarter of 2001. This intercompany balance has been eliminated in the preparation of the accompanying balance sheet at December 31, 2000.


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE
       RESERVES HELD BY SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $35,116 per month for the year 2001. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the new loan is paid in full.

     During the three months ended March 31, 2001 and 2000, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements and $105,349 and $122,236, respectively, for estimated annual real estate taxes. As of March 31, 2001 and December 31, 2000, the servicer held $111,071 and $99,854, respectively, for capital improvements and $224,581 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both March 31, 2001 and December 31, 2000.


5.   MORTGAGE PAYABLE

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


5.   MORTGAGE PAYABLE - Continued

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

     The Partnership made installments of principal and interest aggregating $201,147 during the three months ended both March 31, 2001 and 2000. The Partnership's balance on this loan was $8,501,155 and $8,537,759 as of March 31, 2001 and December 31, 2000, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distributions were declared and payable to BAC holders of record during the first quarters of 2001 and 2000.

     As a result of monthly mortgage payments which began in 1998, increased funding of the working capital reserve for hotel renovation projects, and a decrease in operating results due to new competition coupled with annual seasonality, no distribution will be made for the quarter ended March 31, 2001.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements expire between November 2002 and July 2003, and provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first quarters of 2001 or 2000.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly,

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


7.   COMMITMENTS - Continued

     with a quarterly analysis of the actual amount due. For the three months ended March 31, 2001 and 2000, lease payments were $236,371 and $227,603, respectively.

     c.   Scottsdale, Roseville and University capital improvements
          ---------------------------------------------------------

          During 2000, the General Partner approved a $930,000 renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. The General Partner expects that $268,785 will be funded from the Partnership's working capital reserve and $98,215 will be funded from the Scottsdale replacements reserve during 2001 to complete this project. As of May 15, 2001, $27,927 of such amount has been funded from the Partnership's working capital reserve, and $78,772 has been funded from the Scottsdale replacements reserve.

          During 2000, the General Partner approved the expenditure of $70,000 for the renovation of a portion of the guest rooms at the Roseville hotel. During 2000, $20,409 was funded by the Partnership for the Roseville renovation project. The General Partner expects that $49,591 will be funded from the Partnership's working capital reserve during 2001 to complete this project. As of May 15, 2001, $45,316 of such amount has been funded.

          In April 2001, the Partnership approved a $280,000 renovation project for the University hotel. The cost will be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the University replacements reserve in the amount of $63,000. As of May 15, 2001, $0 was funded from the Partnership's working capital reserve and $29,704 was funded from the University replacements reserve for this project.


8.   GROUND LEASE AGREEMENTS

          The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which is operating a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $14,988 and $14,481 for the three months ended March 31, 2001 and 2000, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 for each of the three month periods ended March 31, 2001 and 2000, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $16,673 and $8,040 for the three months ended March 31, 2001 and 2000, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner and/or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2001 and 2000.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner has determined that certain capital improvements are needed to enhance the marketability of the hotels. Since 1997, the Partnership has funded a total of approximately $1.9 million from the working capital reserve to the hotels for such capital improvements.

     During 2000, the General Partner approved a $930,000 renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. The General Partner expects that $268,785 will be funded from the Partnership's working capital reserve and $98,215 will be funded from the Scottsdale replacements reserve during 2001 to complete this project. As of May 15, 2001, $27,927 of such amount has been funded from the Partnership's working capital reserve, and $78,772 has been funded from the Scottsdale replacements reserve.

     During 2000, the General Partner approved the expenditure of $70,000 for the renovation of a portion of the guest rooms at the Roseville hotel. During 2000, $20,409 was funded by the Partnership for the Roseville renovation project. The General Partner expects that $49,591 will be funded from the Partnership's working capital reserve during 2001 to complete this project. As of May 15, 2001, $45,316 of such amount has been funded.

     In April 2001, the Partnership approved a $280,000 renovation project for the University hotel. The cost will be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the University replacements reserve in the amount of $63,000. As of May 15, 2001, $0 was funded from the Partnership's working capital reserve and $29,704 was funded from the University replacements reserve for this project.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to Beneficial Assignee Certificate (BAC) holders. The Partnership's net cash provided by the hotels' operating activities for the three months ended March 31, 2001 and 2000, along with existing cash resources, was adequate to support operating, investing and financing requirements. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, and to fund the capital projects, as discussed above. Current liabilities at March 31, 2001 were $1,080,540, which represented a $141,457 increase from the balance at December 31, 2000. This increase

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

primarily resulted from an increase in accounts payable and accrued expenses, partially offset by decreases in distributions payable and in hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the new loan, the Partnership made installments of principal and interest aggregating $201,147 during the three months ended both March 31, 2001 and 2000. The Partnership's balance on this loan was $8,501,155 and $8,537,759 as of March 31, 2001 and December 31, 2000,
respectively.

Capital Improvements, Real Estate Tax and Insurance Reserves Held by Servicer
-----------------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR) and estimated annual real estate taxes. During the three months ended March 31, 2001 and 2000, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements and $105,349 and $122,236, respectively, for estimated annual real estate taxes. As of March 31, 2001 and December 31, 2000, the servicer held $111,071 and $99,854, respectively, for capital improvements and $224,581 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both March 31, 2001 and December 31, 2000.

Working Capital Reserve; Advances
---------------------------------

     The working capital reserve of $99,848 and $8,456 as of March 31, 2001 and December 31, 2000, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

     On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan. The remaining $30,000 balance was repaid on March 1, 2000.

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid during the first quarter of 2001. This intercompany balance has been eliminated in the preparation of the accompanying balance sheet at December 31, 2000.

Distributions to BAC Holders
----------------------------

     No distributions declared and payable to BAC holders of record during the first quarter of 2001 and 2000.

     As a result of monthly mortgage payments which began in 1998, increased funding of the working capital reserve for hotel renovation projects, and a decrease in operating results due to new competition coupled with annual seasonality, no distribution will be made for the quarter ended March 31, 2001.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, increased $72,872 during the three month period ended March 31, 2001, from the comparable period in 2000, primarily due to a $163,587 increase in gross operating income, partially offset by a $95,090 increase in unallocated operating expenses. The increase in gross operating income was due to an increase in rooms revenue, partially offset by an increase in rooms expense and decreases in telephone, rental and other, and food and beverage revenues. The increase in unallocated operating expenses was primarily due to increases in marketing expense, energy expense, depreciation and amortization, general and administrative expense, and loss on disposal of fixed assets. The increase in unallocated operating expenses was partially offset by a decrease in property operations and maintenance expense.

     See the following discussion for an analysis of each hotel's operating results for the three months ended March 31, 2001 and 2000.

                         Results of Operations -- Hotels
                         -------------------------------

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

     The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating expenses. The operating results and average occupancy for the hotels for the three months ended March 31, 2001 and 2000, follow.

                                             Gross Operating Income
                                            For the three months ended
                                                     March 31,
                                            --------------------------
         Hotel Location                        2001              2000
         --------------                     -----------       -----------

         Clearwater, FL                     $   466,092       $   345,522
         Minneapolis, MN                        371,898           375,788
         Plymouth, MN                           186,427           163,472
         Roseville, MN                          191,925           188,691
         Scottsdale, AZ                         897,223           876,505
                                            -----------       -----------

           Total                            $ 2,113,565       $ 1,949,978
                                            ===========       ===========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                                 Operating Income
                                            For the three months ended
                                                     March 31,
                                            --------------------------

         Hotel Location                         2001             2000
         --------------                     -----------       -----------

         Clearwater, FL                     $   258,375       $   162,627
         Minneapolis, MN                        136,753           136,062
         Plymouth, MN                            25,278             4,730
         Roseville, MN                           29,585            24,219
         Scottsdale, AZ                         295,352           310,414
         Depreciation and net partnership
           operating expenses                  (354,482)         (315,688)
                                            ------------      -----------

           Total                            $   390,861       $   322,364
                                            ===========       ===========


                                                Average Occupancy
                                            for the three months ended
                                                    March 31,
                                            --------------------------
         Hotel Location                        2001              2000
         --------------                     ----------        -----------

         Clearwater, FL                            76%               67%
         Minneapolis, MN                           71%               77%
         Plymouth, MN                              63%               58%
         Roseville, MN                             68%               70%
         Scottsdale, AZ                            88%               86%
                                               ------            ------

           Weighted Average Occupancy (1)          74%               73%
                                               ======            ======

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2001 increased from the same period in 2000 as a result of a seventeen percent increase in the average room rate coupled with a nine point increase in average occupancy. The increases in the average room rate and average occupancy were the result of SuperBowl XXXV which was held in Tampa, Florida in January 2001. The increase in gross operating income was partially offset by an increase in marketing expense due to website development and advertising costs.

Minneapolis, Minnesota: Gross operating income for the three month period ended March 31, 2001 decreased from the same period in 2000 as a result of a six point decrease in average occupancy, despite a seven percent increase in the average room rate. The decrease in average occupancy was due to decreased demand for educational/athletic business. The increase in the average room rate was due to the NCAA Final Four college basketball playoffs which were held at the Metrodome in downtown Minneapolis. The decrease in gross operating income was offset by decreased operating expenses, resulting in operating income for the three months ended March 31, 2001, which remained fairly constant with the same period in 2000.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2001 increased from the same period in 2000 as a result of a five point increase in average occupancy, coupled with a two percent increase in the average room rate. The increases in average occupancy and the average room rate were the result of increased corporate business, as well as business from the NCAA Final Four college basketball playoffs.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Roseville, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2001 increased from the same period in 2000 as a result of an eight percent increase in the average room rate, partially offset by a two point decrease in average occupancy. The increase in the average room rate was the result of the NCAA Final Four college basketball playoffs. The decrease in average occupancy was the result of decreased transient demand during harsh winter conditions.

Scottsdale, Arizona: Gross operating income for the three month period ended March 31, 2001 increased from the same period in 2000 as a result of a three percent increase in the average room rate, coupled with a two point increase in average occupancy. The increases in the average room rate and average occupancy were the result of increased marketability due to recent renovations performed at the hotel. The increase in gross operating income was partially offset by an increase in marketing expense to promote the recent renovations, and an increase in land lease expense (which is tied to revenue performance). As a result, operating income for the three month period ended March 31, 2001 decreased from the same period in 2000.


Part II. OTHER INFORMATION
Item 5. Other Information

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

     On December 12, 2000, Everest Properties (Everest), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 4.3% of the outstanding units of the Partnership at a price of $3.75 per BAC unit. Everest stated that it made the offer for the express purpose of holding the BACs for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Everest and did not necessarily represent the fair market value of each BAC. The Everest offer expired on January 11, 2001.

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

     If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2000 through August 4, 2000, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective August 7, 2000, the General Partner of the Partnership halted recognition of any transfers that exceeded the safe harbor limit through December 31, 2000. This halt was lifted effective January 1, 2001. From January 1, 2001 through March 14, 2001, approximately 4.8% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective March 19, 2001, the General Partner again halted recognition of any further transfers that could exceed the safe harbor limit through December 31, 2000. This halt will be lifted effective January 1, 2002.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     a.   None.

     b. On March 28, 2001, the Partnership filed a report on Form 8-K, announcing that, effective March 19, 2001, the Partnership halted recognition of any further sale transfers that could exceed the five percent safe harbor limit through December 31, 2001.

     All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CRI HOTEL INCOME PARTNERS, L.P.
                            ----------------------------------------------------
                            (Registrant)

                            by:  CRICO Hotel Associates I, L.P.
                                 -----------------------------------------------
                                 General Partner

                                 by:  C.R.I., Inc.
                                      ------------------------------------------
                                      its General Partner



May 15, 2001                           by:  /s/ Michael J. Tuszka
------------                                ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)