Form 10QSB
period 2001-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2001-08-13
CIK 808377

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

                  For the quarterly period ended June 30, 2001


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No o


--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                          Page


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
               - June 30, 2001 and December 31, 2000........................ 1

           Statements of Income
               - for the three and six months ended June 30, 2001 and 2000.. 2

           Statement of Changes in Partners' (Deficit) Capital
               - for the six months ended June 30, 2001..................... 3

           Statements of Cash Flows
               - for the six months ended June 30, 2001 and 2000............ 4

           Notes to Financial Statements
               - June 30, 2001 and 2000..................................... 5

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................... 10


Part II.   OTHER INFORMATION

Item 5.    Other Information................................................ 15

Item 6.    Exhibits and Reports on Form 8-K................................. 16

Signature................................................................... 17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                  June 30,       December 31,
                                                                                    2001            2000
                                                                                ------------    ------------
                                                                                (Unaudited)
Property and equipment - at cost:
  Land ......................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ...........................................     13,950,509      13,937,210
  Furniture, fixtures and equipment .........................................      2,238,719       2,041,320
  Leasehold improvements ....................................................      2,129,594       2,039,881
                                                                                ------------    ------------

                                                                                  19,893,312      19,592,901
  Less: accumulated depreciation and amortization ...........................     (8,250,356)     (7,872,375)
                                                                                ------------    ------------

                                                                                  11,642,956      11,720,526

Hotel operating cash ........................................................        444,433         176,202
Cash and cash equivalents ...................................................        177,278         150,687
Working capital reserve .....................................................           --             8,456
Capital improvements, real estate tax and insurance reserves held by servicer        209,828         222,608
Receivables and other assets ................................................        507,759         457,830
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $456,945 and $439,943, respectively ....        563,159         580,161
Property purchase costs,
  net of accumulated amortization of $81,295 and $78,257, respectively ......        100,971         104,009
                                                                                ------------    ------------

    Total assets ............................................................   $ 13,646,384    $ 13,420,479
                                                                                ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses .....................................   $    708,771    $    412,299
  Distributions payable .....................................................        177,278         150,687
  Hotel trade payables ......................................................        138,461         234,636
  Short-term portion of mortgage payable ....................................        147,041         141,461
                                                                                ------------    ------------

Total current liabilities ...................................................      1,171,551         939,083
                                                                                ------------    ------------

Long term debt:
  Mortgage payable ..........................................................      8,318,632       8,396,298
                                                                                ------------    ------------

    Total liabilities .......................................................      9,490,183       9,335,381
                                                                                ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ...........................................................       (305,659)       (307,081)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding .....................................      4,461,860       4,392,179
                                                                                ------------    ------------

    Total partners' capital .................................................      4,156,201       4,085,098
                                                                                ------------    ------------

    Total liabilities and partners' capital .................................   $ 13,646,384    $ 13,420,479
                                                                                ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                       For the three months ended     For the six months ended
                                                                June 30,                       June 30,
                                                       --------------------------    --------------------------
                                                           2001          2000            2001           2000
                                                       -----------    -----------    ------------   -----------
Revenue:
  Rooms ............................................   $ 2,274,200    $ 2,352,216    $ 4,980,816    $ 4,870,729
  Telephone ........................................        42,841         61,615         97,035        127,207
  Rental and other .................................        90,783         88,246        174,653        175,452
  Food and beverage ................................        17,998         22,018         33,277         42,660
                                                       -----------    -----------    -----------    -----------

                                                         2,425,822      2,524,095      5,285,781      5,216,048
                                                       -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ............................................      (679,331)      (700,341)    (1,348,717)    (1,360,833)
  Telephone ........................................       (28,121)       (36,062)       (57,415)       (64,344)
  Rental and other .................................       (33,905)       (35,217)       (67,764)       (71,223)
  Food and beverage ................................       (18,764)       (16,009)       (32,619)       (33,204)
                                                       -----------    -----------    -----------    -----------

                                                          (760,121)      (787,629)    (1,506,515)    (1,529,604)
                                                       -----------    -----------    -----------    -----------

Gross operating income .............................     1,665,701      1,736,466      3,779,266      3,686,444
                                                       -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ........................        25,793         27,525         50,026         51,669
  General and administrative .......................      (272,778)      (272,028)      (642,345)      (626,440)
  Building lease ...................................      (131,112)      (137,807)      (367,483)      (365,410)
  Marketing ........................................      (239,402)      (253,137)      (499,828)      (491,669)
  Depreciation and amortization ....................      (274,260)      (257,181)      (541,880)      (508,623)
  Energy ...........................................      (121,312)      (114,641)      (267,941)      (242,402)
  Property taxes ...................................      (152,202)      (134,097)      (304,404)      (284,574)
  Property operations and maintenance ..............      (152,164)      (159,397)      (300,575)      (318,080)
  Management fees ..................................       (85,176)       (88,632)      (185,528)      (183,101)
  Base asset management fee, paid to related parties       (23,437)       (23,437)       (46,875)       (46,875)
  Professional fees ................................       (16,922)       (13,164)       (33,843)       (28,105)
  Loss on disposal of fixed assets .................       (35,000)       (24,000)       (60,000)       (34,000)
                                                       -----------    -----------    -----------    -----------

                                                        (1,477,972)    (1,449,996)    (3,200,676)    (3,077,610)
                                                       -----------    -----------    -----------    -----------

Operating income ...................................       187,729        286,470        578,590        608,834

Other expense:
  Interest expense .................................      (165,666)      (168,285)      (330,209)      (337,203)
                                                       -----------    -----------    -----------    -----------

Net income .........................................   $    22,063    $   118,185    $   248,381    $   271,631
                                                       ===========    ===========    ===========    ===========


Net income allocated to General Partner (2%) .......   $       441    $     2,364    $     4,968    $     5,433
                                                       ===========    ===========    ===========    ===========

Net income allocated to BAC Holders (98%) ..........   $    21,622    $   115,821    $   243,413    $   266,198
                                                       ===========    ===========    ===========    ===========

Net income per BAC,
  based on 868,662 BACs outstanding ................   $      0.02    $      0.13    $      0.28    $      0.31
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                               Beneficial
                                                                Assignee
                                                 General      Certificate
                                                 Partner        Holders         Total
                                               ------------   -----------    -----------
Partners' (deficit) capital, January 1, 2001   $  (307,081)   $ 4,392,179    $ 4,085,098

  Net income ...............................         4,968        243,413        248,381

  Distributions of $0.20 per BAC ...........        (3,546)      (173,732)      (177,278)
                                               -----------    -----------    -----------

Partners' (deficit) capital, June 30, 2001 .   $  (305,659)   $ 4,461,860    $ 4,156,201
                                               ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                            June 30,
                                                                                   ------------------------
                                                                                      2001        2000
                                                                                   ---------    ---------
Cash flows from operating activities:
  Net income ...................................................................   $ 248,381    $ 271,631

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization ..............................................     541,880      508,623
    Loss on disposal of fixed assets ...........................................      60,000       34,000

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ............................     (58,074)     (58,999)
      Increase in accounts payable and accrued expenses ........................     296,472      286,760
      Decrease in hotel trade payables .........................................     (96,175)    (162,544)
                                                                                   ---------    ---------

        Net cash provided by operating activities ..............................     992,484      879,471
                                                                                   ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment ......................................    (496,125)    (324,604)
  Net withdrawals from working capital reserve .................................       8,456       72,761
  Net withdrawals from capital improvements,
    real estate tax and insurance reserves held by servicer ....................      12,780       29,287
                                                                                   ---------    ---------

        Net cash used in investing activities ..................................    (474,889)    (222,556)
                                                                                   ---------    ---------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ........................    (150,687)        --
  Payment of principal on mortgage payable .....................................     (72,086)     (65,091)
                                                                                   ---------    ---------

        Net cash used in financing activities ..................................    (222,773)     (65,091)
                                                                                   ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents .............     294,822      591,824

Hotel operating cash and cash and cash equivalents, beginning of period ........     326,889      230,426
                                                                                   ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ..............   $ 621,711    $ 822,250
                                                                                   =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $ 330,209    $ 337,203
                                                                                   =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the interim periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   LONG-LIVED ASSETS

     The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.


3.   WORKING CAPITAL RESERVE; ADVANCES

     The working capital reserve of $0 and $8,456 as of June 30, 2001 and December 31, 2000, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


3.   WORKING CAPITAL RESERVE; ADVANCES - Continued

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

     During the six months ended June 30, 2001 and 2000, the Partnership made escrow deposits aggregating $116,188 and $116,188, respectively, for capital improvements and $210,699 and $238,488, respectively, for estimated annual real estate taxes. As of June 30, 2001 and December 31, 2000, the servicer held $69,391 and $99,854, respectively, for capital improvements and $136,915 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both June 30, 2001 and December 31, 2000.


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

                             June 30, 2001 and 2000

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

     The Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2001 and 2000. The Partnership's balance on this loan was $8,465,673 and $8,537,759 as of June 30, 2001 and December 31, 2000, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     Distributions declared and payable to BAC holders of record during the first two quarters of 2001 and 2000 follow.

                                     2001                          2000
                            --------------------------------------------------
          Quarter Ended       Total       Per BAC          Total       Per BAC
          -------------     ---------     -------        ---------     -------

          March 31          $      --     $    --        $      --     $    --
          June 30             173,732        0.20          147,673        0.17
                            ---------     -------        ---------     -------
                            $ 173,732     $  0.20        $ 147,673     $  0.17
                            =========     =======        =========     =======


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which expire between November 2002 and July 2003, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first two quarters of 2001 or 2000.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)



7.   COMMITMENTS - Continued

     food and beverage revenue. Minimum lease payments of $11,704 are payable monthly, with a quarterly analysis of the actual amount due. For the three months ended June 30, 2001 and 2000, lease payments were $131,112 and $137,807, respectively; for the six months ended June 30, 2001 and 2000, lease payments were $367,483 and $365,410, respectively.

     c.   Scottsdale, Roseville and Minneapolis capital improvements
          ----------------------------------------------------------

          During 2000, the General Partner approved a $930,000 renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. The General Partner expects that $244,018 will be funded from the Partnership's working capital reserve and $98,215 will be funded from the Scottsdale replacements reserve during 2001 to complete this project, for a total of $875,973, which is less than the approved amount of $930,000. As of August 13, 2001, $228,528 of such amount has been funded from the Partnership's working capital reserve, and $84,257 has been funded from the Scottsdale replacements reserve.

          During 2000, the General Partner approved a $145,000 renovation project for the Roseville hotel, to be funded from the working capital reserve of the Partnership in the amount of $70,000 and from the Roseville replacements reserve in the amount of $75,000. During 2000, $20,409 was funded from the Partnership's working capital reserve and $75,526 was funded from the Roseville replacements reserve for this project. During 2001, $46,192 was funded from the Partnership's working capital reserve to complete this project, for a total of $142,127, slightly less than the approved amount of $145,000.

          In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel. The cost will be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. As of August 13, 2001, $204 was funded from the Partnership's working capital reserve and $29,704 was funded from the Minneapolis replacements reserve for this project.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which is operating a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $14,987 and $14,481 for the three months ended June 30, 2001 and 2000, respectively; for the six months ended June 30, 2001 and 2000, such gross rental income was $29,975 and $28,962, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2001 and 2000, respectively.


9.   RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $20,851 and $37,524 for the three and six months ended June 30, 2001, respectively, and $17,989 and $26,029 for the three and six months ended June 30, 2000, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner and/or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,437 and $46,875 for each of the three and six month periods ended June 30, 2001 and 2000.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 5) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE Inc. affiliate, will retain a portion of the cash flow, as well as any prepayment penalties. The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner has determined that certain capital improvements are needed to enhance the marketability of the hotels. Since 1997, the Partnership has funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements.

     During 2000, the General Partner approved a $930,000 renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. The General Partner expects that $244,018 will be funded from the Partnership's working capital reserve and $98,215 will be funded from the Scottsdale replacements reserve during 2001 to complete this project, for a total of $875,973, which is less than the approved amount of $930,000. As of August 13, 2001, $228,528 of such amount has been funded from the Partnership's working capital reserve, and $84,257 has been funded from the Scottsdale replacements reserve.

     During 2000, the General Partner approved a $145,000 renovation project for the Roseville hotel, to be funded from the working capital reserve of the Partnership in the amount of $70,000 and from the Roseville replacements reserve in the amount of $75,000. During 2000, $20,409 was funded from the Partnership's working capital reserve and $75,526 was funded from the Roseville replacements reserve for this project. During 2001, $46,192 was funded from the Partnership's working capital reserve to complete this project, for a total of $142,127, slightly less than the approved amount of $145,000.

     In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel. The cost will be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. As of August 13, 2001, $204 was funded from the Partnership's working capital reserve and $29,704 was funded from the Minneapolis replacements reserve for this project.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to Beneficial Assignee Certificate (BAC) holders. The Partnership's net cash provided by the hotels' operating activities for the six months ended June 30, 2001 and 2000 was adequate to support operating, investing and financing requirements. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, to fund the working capital and capital

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

improvements reserves, and to fund the capital projects, as discussed above. Current liabilities at June 30, 2001 were $1,171,551, which represented a $232,468 increase from the balance at December 31, 2000. This increase primarily resulted from increases in accounts payable and accrued expenses, and distributions payable, partially offset by a decrease in hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the new loan, the Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2001 and 2000. The Partnership's balance on this loan was $8,465,673 and $8,537,759 as of June 30, 2001 and December 31, 2000,
respectively.

Capital Improvements, Real Estate Tax and Insurance Reserves Held by Servicer
-----------------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR) and estimated annual real estate taxes. During the six months ended June 30, 2001 and 2000, the Partnership made escrow deposits aggregating $116,188 and $116,188, respectively, for capital improvements and $210,699 and $238,488, respectively, for estimated annual real estate taxes. As of June 30, 2001 and December 31, 2000, the servicer held $69,391 and $99,854, respectively, for capital improvements and $136,915 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both June 30, 2001 and December 31, 2000.

Working Capital Reserve; Advances
---------------------------------

     The working capital reserve of $0 and $8,456 as of June 30, 2001 and December 31, 2000, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

Distributions to BAC Holders
----------------------------

     Distributions declared and payable to BAC holders of record during the first two quarters of 2001 and 2000 follow.

                                       2001                        2000
                            ---------------------------------------------------
          Quarter Ended        Total        Per BAC        Total        Per BAC
          -------------     ---------       -------      ---------      -------

          March 31          $      --       $    --      $      --      $    --
          June 30             173,732          0.20        147,673         0.17
                            ---------       -------      ---------      -------
                            $ 173,732       $  0.20      $ 147,673      $  0.17
                            =========       =======      =========      =======

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of the results of hotel operations, decreased $96,122 during the three month period ended June 30, 2001, from the comparable period in 2000, primarily due to a $70,765 decrease in gross operating income, coupled with a $27,976 increase in unallocated operating expenses. The decrease in gross operating income was primarily due to decreases in rooms revenue and telephone revenue which exceeded the decreases in rooms expense and telephone expense. The increase in unallocated operating expenses was primarily due to increases in property taxes, depreciation and amortization, loss on disposal of fixed assets, and energy expense. Partially offsetting the increase in unallocated operating expenses were decreases in marketing expense, property operations and maintenance expense and building lease expense.

     The Partnership's net income decreased $23,250 during the six month period ended June 30, 2001, from the comparable period in 2000, primarily due to a $123,066 increase in unallocated operating expenses, partially offset by a
$92,822 increase in gross operating income. The increase in unallocated operating expenses was primarily due to increases in depreciation and amortization, loss on disposal of fixed assets, energy expense, property taxes, and general and administrative expenses, partially offset by a decrease in property operations and maintenance expense. The increase in gross operating income was due to an increase in rooms revenue and decreases in rooms expense and telephone expense, partially offset by decreases in telephone revenue and food and beverage revenue.

     See the following discussion for an analysis of each hotel's results of operations for the three and six months ended June 30, 2001 and 2000.

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

                          Hotel Location           Peak Months
                          ---------------          ------------
                          Clearwater, FL           October through April
                          Minneapolis, MN          May through October
                          Plymouth, MN             June through October
                          Roseville, MN            May through October
                          Scottsdale, AZ           January through May

     The Partnership's statements of income include results of operations for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating expenses. The results of operations and average occupancy for the hotels for the three and six months ended June 30, 2001 and 2000, follow.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                               Gross Operating Income              Gross Operating Income
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             -----------------------------       ----------------------------
                                                2001               2000             2001              2000
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                      $  205,831         $  222,244       $  671,923        $  567,766
         Minneapolis, MN                        477,225            504,434          849,123           880,222
         Plymouth, MN                           243,511            262,026          429,938           425,498
         Roseville, MN                          298,285            271,684          490,210           460,375
         Scottsdale, AZ                         440,849            476,078        1,338,072         1,352,583
                                             ----------         ----------       ----------        ----------
                                             $1,665,701         $1,736,466       $3,779,266        $3,686,444
                                             ==========         ==========       ==========        ==========


                                                  Operating Income                    Operating Income
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             -----------------------------       ----------------------------
                                                2001               2000             2001              2000
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                      $   47,986         $   50,881       $  306,363        $  213,508
         Minneapolis, MN                        259,400            281,044          396,157           417,106
         Plymouth, MN                           103,346            120,255          128,633           124,985
         Roseville, MN                          145,966            122,599          175,570           146,818
         Scottsdale, AZ                         (10,988)            19,644          284,384           325,988
         Depreciation and partnership
           operating expenses                  (357,981)          (307,953)        (712,517)         (619,571)
                                             ----------         ----------       ----------        ----------
                                             $  187,729         $  286,470       $  578,590        $  608,834
                                             ==========         ==========       ==========        ==========


                                                 Average Occupancy                   Average Occupancy
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             -----------------------------       ----------------------------
                                                2001               2000             2001              2000
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                            52%               56%              64%               62%
         Minneapolis, MN                           84%               91%              78%               84%
         Plymouth, MN                              74%               79%              69%               69%
         Roseville, MN                             82%               78%              75%               74%
         Scottsdale, AZ                            77%               82%              82%               84%
                                                  ---               ---              ---               ---
         Weighted Average Occupancy (1)            74%               78%              74%               76%
                                                  ===               ===              ===               ===

     (1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

                        Three Months Ended June 30, 2001
                        --------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended June 30, 2001 decreased from the same period in 2000 as a result of a four point decrease in average occupancy coupled with a one percent decrease in the average room rate. The decreases in average occupancy and the average room rate were the result of the weakening economy combined with the hotel's inability to replace, in 2001, the revenues generated in 2000 by a large construction company client.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2001 decreased from the same period in 2000 as a result of a seven point decrease in average occupancy, despite a three percent increase in the average room rate. The decrease in average occupancy was the due to the hotel's inability to replace, in 2001, the demand generated by a major convention held in the area during 2000. The increase in the average room rate was due to customary seasonal rate hikes.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2001 decreased from the same period in 2000 as a result of a five point decrease in average occupancy, partially offset by a one percent increase in the average room rate. The decrease in average occupancy was due to the slowing economy coupled with the hotel's inability to replace, in 2001, the demand generated by a major convention held in the area during 2000. The increase in the average room rate was due to customary seasonal rate hikes.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2001 increased from the same period in 2000 as a result of a four point increase in average occupancy coupled with a three percent increase in the average room rate. The increases in average occupancy and the average room rate were the result of a strong base of long term construction business and seasonal rate hikes during the second quarter of 2001.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended June 30, 2001 decreased from the same period in 2000 as a result of a five point decrease in average occupancy, despite a one percent increase in the average room rate. The decrease in average occupancy was the result of the weakening economy and a drop in German tourism, which is typically a large source of business in the area. The increase in the average room rate was due to a higher negotiated rate with two major clients.

                         Six Months Ended June 30, 2001
                         ------------------------------

Clearwater, Florida: Gross operating income and operating income for the six month period ended June 30, 2001 increased from the same period in 2000 as a result of an eleven percent increase in the average room rate coupled with a two point increase in average occupancy. The increases in the average room rate and average occupancy were primarily the result of Super Bowl XXXV, which was held in Tampa, Florida in January 2001.

Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2001 decreased from the same period in 2000 as a result of a six point decrease in average occupancy coupled with a five percent decrease in the average room rate. The decreases in average occupancy and the average room rate were due to the weakening economy, budget cuts at the University of Minnesota, and the hotel's inability to replace, in 2001, the demand generated by a major convention held in the area during 2000.

Plymouth, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2001 increased slightly from the same period in 2000. During this period there was a one percent increase in the average room rate while average occupancy remained constant at 69%. These results were due to the NCAA Final Four college basketball playoffs, which were held at the Metrodome in downtown Minneapolis during the first quarter 2001, offset by the impact of decreased demand in the area during the second quarter 2001, as discussed above.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Roseville, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2001 increased from the same period in 2000 as a result of a six percent increase in the average room rate coupled with a one point increase in average occupancy. The increases in the average room rate and average occupancy were due to the NCAA Final Four college basketball playoffs during the first quarter 2001, combined with a strong base of long-term construction business and seasonal rate hikes during the second quarter of 2001.

Scottsdale, Arizona: Gross operating income and operating income for the six month period ended June 30, 2001 decreased from the same period in 2000 as a result of a two point decrease in average occupancy and related decreases in other revenue categories, partially offset by a three percent increase in the average room rate, as discussed above. The larger decrease in operating income was also due to an increase in marketing expenses for the promotion of the recent renovations.


Part II. OTHER INFORMATION
Item 5. Other Information

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

     On December 12, 2000, Everest Properties (Everest), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 4.3% of the outstanding BACs at a price of $3.75 per BAC unit. Everest stated that it made the offer for the express purpose of holding the BACs for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Everest and did not necessarily represent the fair market value of each BAC. The Everest offer expired on January 11, 2001.

     On December 13, 2000, Madison Capital (Madison), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 3.58% of the outstanding BACs at a price of $3.75 per BAC unit. Madison stated that it made the offer for the express purpose of holding the BACs for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Madison and did not necessarily represent the fair market value of each BAC. The Madison offer expired on January 12, 2001.

     The General Partner did not express any opinion and remained neutral toward the offers for the purchase of BACs described above.

     If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2000 through August 4, 2000, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective August 7, 2000, the General Partner of the Partnership halted recognition of any transfers that exceeded the safe harbor limit through December 31, 2000. This halt was lifted effective January 1, 2001. From January 1, 2001 through March 14, 2001, approximately 4.8% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective March 19, 2001, the General Partner again halted recognition of any further transfers that could exceed the safe harbor limit through December 31, 2001. This halt will be lifted effective January 1, 2002.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2001.

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

                                  by:  C.R.I., Inc.
                                       ---------------------------------------
                                       its General Partner


August 13, 2001                        by:  /s/ Michael J. Tuszka
---------------                             ----------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)