Form 10QSB
period 2001-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2001-11-13
CIK 808377

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

                For the quarterly period ended September 30, 2001


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                                                           Page


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
        - September 30, 2001 and December 31, 2000.......................... 1

        Statements of Income
        - for the three and nine months ended September 30, 2001 and 2000... 2

        Statement of Changes in Partners' (Deficit) Capital
        - for the nine months ended September 30, 2001...................... 3

        Statements of Cash Flows
        - for the nine months ended September 30, 2001 and 2000............. 4

        Notes to Financial Statements
        - September 30, 2001 and 2000....................................... 5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 11


Part II. OTHER INFORMATION

Item 5. Other Information................................................... 17

Item 6. Exhibits and Reports on Form 8-K.................................... 18

Signature................................................................... 19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2001           2000
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,980,045      13,937,210
  Furniture, fixtures and equipment ....................................................      2,294,089       2,041,320
  Leasehold improvements ...............................................................      2,140,835       2,039,881
                                                                                           ------------    ------------

                                                                                             19,989,459      19,592,901
  Less: accumulated depreciation and amortization ......................................     (8,471,616)     (7,872,375)
                                                                                           ------------    ------------

                                                                                             11,517,843      11,720,526

Hotel operating cash ...................................................................        373,344         176,202
Cash and cash equivalents ..............................................................           --           150,687
Working capital reserve ................................................................         98,328           8,456
Capital improvements, real estate tax and insurance reserves held by servicer ..........        113,682         222,608
Receivables and other assets ...........................................................        675,941         457,830
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $465,446 and $439,943, respectively ...............        554,658         580,161
Property purchase costs,
  net of accumulated amortization of $82,814 and $78,257, respectively .................         99,452         104,009
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 13,433,248    $ 13,420,479
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    554,231    $    412,299
  Distributions payable ................................................................           --           150,687
  Hotel trade payables .................................................................        261,513         234,636
  Short-term portion of mortgage payable ...............................................        149,962         141,461
                                                                                           ------------    ------------

Total current liabilities ..............................................................        965,706         939,083
                                                                                           ------------    ------------

Long term debt:
  Mortgage payable .....................................................................      8,281,372       8,396,298
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,247,078       9,335,381
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (305,060)       (307,081)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      4,491,230       4,392,179
                                                                                           ------------    ------------

    Total partners' capital ............................................................      4,186,170       4,085,098
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 13,433,248    $ 13,420,479
                                                                                           ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                       For the three months ended     For the nine months ended
                                                              September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                           2001          2000            2001           2000
                                                       -----------    -----------    -----------    -----------
Revenue:
  Rooms ............................................   $ 2,251,745    $ 2,217,736    $ 7,232,561    $ 7,088,465
  Telephone ........................................        37,996         48,629        135,031        175,836
  Rental and other .................................        82,047         86,439        256,700        261,891
  Food and beverage ................................        14,035         17,817         47,312         60,477
                                                       -----------    -----------    -----------    -----------

                                                         2,385,823      2,370,621      7,671,604      7,586,669
                                                       -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ............................................      (696,005)      (692,683)    (2,044,722)    (2,053,516)
  Telephone ........................................       (27,006)       (12,736)       (84,421)       (77,080)
  Rental and other .................................       (32,600)       (33,740)      (100,364)      (104,963)
  Food and beverage ................................       (12,841)       (16,088)       (45,460)       (49,292)
                                                       -----------    -----------    -----------    -----------

                                                          (768,452)      (755,247)    (2,274,967)    (2,284,851)
                                                       -----------    -----------    -----------    -----------

Gross operating income .............................     1,617,371      1,615,374      5,396,637      5,301,818
                                                       -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ........................        25,253         26,912         75,279         78,581
  General and administrative .......................      (261,781)      (287,403)      (904,126)      (913,843)
  Building lease ...................................      (101,442)       (91,585)      (468,925)      (456,995)
  Marketing ........................................      (223,991)      (208,180)      (723,819)      (699,849)
  Depreciation and amortization ....................      (278,820)      (243,022)      (820,700)      (751,645)
  Energy ...........................................      (142,311)      (136,893)      (410,252)      (379,295)
  Property taxes ...................................      (152,202)      (150,477)      (456,606)      (435,051)
  Property operations and maintenance ..............      (145,174)      (147,428)      (445,749)      (465,508)
  Management fees ..................................       (83,768)       (83,211)      (269,296)      (266,312)
  Base asset management fee, paid to related parties       (23,438)       (23,438)       (70,313)       (70,313)
  Professional fees ................................       (16,921)       (14,052)       (50,764)       (42,157)
  Loss on disposal of fixed assets .................       (16,000)       (50,000)       (76,000)       (84,000)
                                                       -----------    -----------    -----------    -----------

                                                        (1,420,595)    (1,408,777)    (4,621,271)    (4,486,387)
                                                       -----------    -----------    -----------    -----------

Operating income ...................................       196,776        206,597        775,366        815,431

Other expense:
  Interest expense .................................      (166,808)      (169,509)      (497,016)      (506,712)
                                                       -----------    -----------    -----------    -----------

Net income .........................................   $    29,968    $    37,088    $   278,350    $   308,719
                                                       ===========    ===========    ===========    ===========


Net income allocated to General Partner (2%) .......   $       599    $       742    $     5,567    $     6,174
                                                       ===========    ===========    ===========    ===========

Net income allocated to BAC Holders (98%) ..........   $    29,369    $    36,346    $   272,783    $   302,545
                                                       ===========    ===========    ===========    ===========

Net income per BAC,
  based on 868,662 BACs outstanding ................   $      0.03    $      0.04    $      0.31    $      0.35
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                  Beneficial
                                                                   Assignee
                                                     General      Certificate
                                                     Partner        Holders        Total
                                                  ------------   -----------    -----------
Partners' (deficit) capital, January 1, 2001 ..   $  (307,081)   $ 4,392,179    $ 4,085,098

  Net income ..................................         5,567        272,783        278,350

  Distributions of $0.20 per BAC ..............        (3,546)      (173,732)      (177,278)
                                                  -----------    -----------    -----------

Partners' (deficit) capital, September 30, 2001   $  (305,060)   $ 4,491,230    $ 4,186,170
                                                  ===========    ===========    ===========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                    For the nine months ended
                                                                                           September 30,
                                                                                   ---------------------------
                                                                                       2001            2000
                                                                                   -----------     -----------
Cash flows from operating activities:
  Net income ...................................................................   $   278,350    $   308,719

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization ..............................................       820,700        751,645
    Loss on disposal of fixed assets ...........................................        76,000         84,000

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ............................      (230,328)      (143,079)
      Increase in accounts payable and accrued expenses ........................       141,932         77,598
      Increase (decrease) in hotel trade payables ..............................        26,877       (105,885)
                                                                                   -----------    -----------

        Net cash provided by operating activities ..............................     1,113,531        972,998
                                                                                   -----------    -----------


Cash flows from investing activities:
  Net additions to property and equipment ......................................      (651,740)      (788,400)
  Net (deposits to) withdrawals from working capital reserve ...................       (89,872)       172,381
  Net withdrawals from capital improvements,
    real estate tax and insurance reserves held by servicer ....................       108,926        110,556
                                                                                   -----------    -----------

        Net cash used in investing activities ..................................      (632,686)      (505,463)
                                                                                   -----------    -----------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ........................      (327,965)      (150,687)
  Payment of principal on mortgage payable .....................................      (106,425)       (96,730)
                                                                                   -----------    -----------

        Net cash used in financing activities ..................................      (434,390)      (247,417)
                                                                                   -----------    -----------


Net increase in hotel operating cash and cash and cash equivalents .............        46,455        220,118

Hotel operating cash and cash and cash equivalents, beginning of period ........       326,889        230,426
                                                                                   -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period ..............   $   373,344    $   450,544
                                                                                   ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $   497,017    $   506,712
                                                                                   ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE; ADVANCES

     The working capital reserve of $98,328 and $8,456 as of September 30, 2001 and December 31, 2000, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

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

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. This loan is expected to be repaid during 2002. This intercompany balance has been eliminated in the preparation of the accompanying balance sheet at September 30, 2001.


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

     During the nine months ended September 30, 2001 and 2000, the Partnership made escrow deposits aggregating $174,281 and $174,281, respectively, for capital improvements and $316,048 and $354,739, respectively, for estimated annual real estate taxes. As of September 30, 2001 and December 31, 2000, the servicer held $60,910 and $99,854, respectively, for capital improvements and $49,250 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both September 30, 2001 and December 31, 2000.


5.   MORTGAGE PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The new loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the new loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


5.   MORTGAGE PAYABLE - Continued

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

     The Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 2001 and 2000. The Partnership's balance on this loan was $8,431,334 and $8,537,759 as of September 30, 2001 and December 31, 2000, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     Distributions declared and payable to BAC holders of record during the first three quarters of 2001 and 2000 follow.

                                      2001                        2000
                             --------------------       ---------------------
          Quarter Ended        Total      Per BAC         Total       Per BAC
          -------------      ---------    -------       ---------     -------

          March 31           $      --    $    --       $      --     $    --
          June 30              173,732       0.20         147,673        0.17
          September 30              --         --         147,673        0.17
                             ---------    -------       ---------     -------
                             $ 173,732    $  0.20       $ 295,346     $  0.34
                             =========    =======       =========     =======

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which expire between November 2002 and July 2003, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first three quarters of 2001 or 2000.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly, with a quarterly analysis of the actual amount due. For the three months ended September 30, 2001 and 2000, lease payments were $101,442 and $91,585, respectively; for the nine months ended September 30, 2001 and 2000, lease payments were $468,925 and $456,995, respectively.

     c.   Scottsdale, Roseville and Minneapolis capital improvements
          ----------------------------------------------------------

          During 2000, the General Partner approved a $930,000 renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. During 2001, $252,726 was funded from the Partnership's working capital reserve and $92,050 was funded from the Scottsdale replacements reserve to complete this project, for a total of $878,516, which is less than the approved amount of $930,000.

          During 2000, the General Partner approved a $145,000 renovation project for the Roseville hotel, to be funded from the working capital reserve of the Partnership in the amount of $70,000 and from the Roseville replacements reserve in the amount of $75,000. During 2000, $20,409 was funded from the Partnership's working capital reserve and $75,526 was funded from the Roseville replacements reserve for this project. During 2001, $46,192 was funded from the Partnership's working capital reserve to complete this project, for a total of $142,127, which is less than the approved amount of $145,000.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


7.   COMMITMENTS - Continued

          In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel. The cost will be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. As of November 8, 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which is operating a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $14,987 and $14,481 for the three months ended September 30, 2001 and 2000, respectively; for the nine months ended September
30,  2001  and  2000,   such  gross  rental  income  was  $44,963  and  $43,443,
respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2001 and 2000, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $11,890 and $49,414 for the three and nine months ended September 30, 2001, respectively, and $10,837 and $36,866 for the three and nine months ended September 30, 2000, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner and/or its affiliates an annual base asset management fee (Management Fee) equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2001 and 2000.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


9.   RELATED PARTY TRANSACTIONS - Continued

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

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG) to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc. are the Chairman and President, respectively, of, and (effective as of January 1, 2000) holders of 100% of the equity interest in, CHG.




                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------

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

                                Terrorist Attacks
                                -----------------

     On September 11, 2001, terrorists launched attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. The attacks had an immediate and significant adverse effect on the United States economy, particularly on the travel and hospitality industries. The hotels in which the Partnership is invested have been adversely affected in the aftermath of the September 11th terrorist attacks. Since the attacks, some of the hotels have experienced significant short-term declines in occupancy and revenue compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact that the September 11th terrorist attacks or any future terrorist attacks or other developments in the war on terrorism could have on its operations, liquidity, or capital resources.

     As a result of the uncertainty, coupled with the facts that three of the hotels are entering the winter months in which they traditionally have the least business, and that the other two hotels are located in resort areas that have been impacted by the decline in tourism, the General Partner has decided it is necessary to reserve all cash. Therefore, the Partnership will not make a distribution to BAC holders for the third quarter of 2001. The General Partner is working closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels. In addition, the General Partner immediately halted all hotel renovations that were in progress on September 11, 2001. At present, it is uncertain when hotel renovations will resume. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the fourth quarter of 2001 in February 2002.

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

     During 2000, the General Partner approved a $930,000 renovation and capital improvement project for the Scottsdale hotel, to be funded from the working capital reserve of the Partnership in the amounts of $488,000 and $292,000 in 2000 and 2001, respectively, and from the Scottsdale replacements reserve in the amounts of $90,000 and $60,000 in 2000 and 2001, respectively. During 2000, $481,955 was funded by the Partnership and $51,785 was funded from the Scottsdale replacements reserve for the Scottsdale renovation project. During 2001, $252,726 was funded from the Partnership's working capital reserve and $92,050 was funded from the Scottsdale replacements reserve to complete this project, for a total of $878,516, which is less than the approved amount of $930,000.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

     During 2000, the General Partner approved a $145,000 renovation project for the Roseville hotel, to be funded from the working capital reserve of the Partnership in the amount of $70,000 and from the Roseville replacements reserve in the amount of $75,000. During 2000, $20,409 was funded from the Partnership's working capital reserve and $75,526 was funded from the Roseville replacements reserve for this project. During 2001, $46,192 was funded from the Partnership's working capital reserve to complete this project, for a total of $142,127, which is less than the approved amount of $145,000.

     In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel. The cost will be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. As of November 8, 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. As discussed above, the General Partner has temporarily halted further expenditures on this project.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to Beneficial Assignee Certificate (BAC) holders. See above for a discussion of the impact of the recent terrorist attacks on the Partnership's operations and liquidity.

     The Partnership's net cash provided by the hotels' operating activities for the nine months ended September 30, 2001 and 2000 was adequate to support operating, investing and financing requirements. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, and to fund the capital projects, as discussed above. Current liabilities at September 30, 2001 were $965,706, which represented a $26,623 increase from the balance at December 31, 2000. This increase primarily resulted from increases in accounts payable and accrued expenses, and hotel trade payables, partially offset by a decrease in distributions payable.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the new loan, the Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 2001 and 2000. The Partnership's balance on this loan was $8,431,334 and $8,537,759 as of September 30, 2001 and December 31, 2000, respectively.

Capital Improvements, Real Estate Tax and Insurance Reserves Held by Servicer
-----------------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves and estimated annual real estate taxes. During the nine months ended September 30, 2001 and 2000, the Partnership made escrow deposits aggregating $174,281 and $174,281, respectively, for capital improvements and $316,048 and $354,739, respectively, for estimated annual real estate taxes. As of September 30, 2001 and December 31, 2000, the servicer held $60,911 and $99,854, respectively, for capital improvements and $49,250 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both September 30, 2001 and December 31, 2000.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Working Capital Reserve; Advances
---------------------------------

     The working capital reserve of $98,328 and $8,456 as of September 30, 2001 and December 31, 2000, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. This loan is expected to be repaid during 2002. The intercompany balance has been eliminated in the preparation of the accompanying balance sheet at September 30, 2001.

Distributions to BAC Holders
----------------------------

     Distributions declared and payable to BAC holders of record during the first three quarters of 2001 and 2000 follow.

                                       2001                        2000
                             ----------------------      ----------------------
          Quarter Ended        Total        Per BAC        Total        Per BAC
          -------------      ---------      -------      ---------      -------

          March 31           $      --      $    --      $      --      $    --
          June 30              173,732         0.20        147,673         0.17
          September 30              --           --        147,673         0.17
                             ---------      -------      ---------      -------
                             $ 173,732      $  0.20      $ 295,346      $  0.34
                             =========      =======      =========      =======


     See above for further discussion regarding the General Partner's decision to suspend distributions for the quarter ended September 30, 2001.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of the results of hotel operations, decreased $7,120 during the three month period ended September 30, 2001, from the comparable period in 2000, due to a $11,818 increase in unallocated operating expenses, offset by a $2,701 decrease in interest expense and a $1,997 increase in gross operating income. The increase in unallocated operating expenses was primarily due to increases in depreciation and amortization expense, marketing expense, and building lease expense, partially offset by decreases in the loss on disposal of fixed assets, and general and administrative expense. The increase in gross operating income was due to an increase in rooms revenue partially offset by a decrease in telephone revenue and an increase in telephone expense.

     The Partnership's net income decreased $30,369 during the nine month period ended September 30, 2001, from the comparable period in 2000 primarily due to a $134,884 increase in unallocated operating expenses, offset by a $94,819 increase in gross operating income and a $9,696 decrease in interest expense. The increase in unallocated operating expenses was due to increases in depreciation and amortization expense, energy expense, marketing expense, property

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

tax expense, and building lease expense, partially offset by decreases in property operations and maintenance expense, and general and administrative expense. The increase in gross operating income was due to an increase in rooms revenue and a decrease in rooms expense, partially offset by decreases in telephone revenue, and food and beverage revenue, as well as an increase in telephone expense.

     See the following discussion for an analysis of each hotel's results of operations for the three and nine months ended September 30, 2001 and 2000.

                         Results of Operations -- Hotels
                         -------------------------------

Operating statistics
--------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets and historical trends, the following months should provide the highest gross operating income and net cash flow.

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

     At present, it is not possible to predict how the Clearwater and Scottsdale hotels, which are now entering their traditional peak months, will be impacted by the recent terrorist attacks.

     The Partnership's statements of income include results of operations for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating expenses. The results of operations and average occupancy for the hotels for the three and nine months ended September 30, 2001 and 2000, follow.

                                 Gross Operating Income         Gross Operating Income
                               for the three months ended      for the nine months ended
                                     September 30,                   September 30,
                               --------------------------      --------------------------
                                  2001           2000              2001           2000
                               ----------     ----------       -----------     ----------
         Clearwater, Fl        $  152,651     $  174,695       $   824,574     $  742,461
         Minneapolis, MN          545,727        529,436         1,394,850      1,409,658
         Plymouth, MN             282,088        307,861           712,026        733,359
         Roseville, MN            319,319        319,751           809,529        780,126
         Scottsdale, AZ           317,586        283,631         1,655,658      1,636,214
                               ----------     ----------       -----------     ----------
                               $1,617,371     $1,615,374       $ 5,396,637     $5,301,818
                               ==========     ==========       ===========     ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


                                                Operating Income (Loss)                 Operating Income
                                              for the three months ended           for the nine months ended
                                                     September 30,                        September 30,
                                             -----------------------------       ----------------------------
                                                2001               2000              2001             2000
                                             ----------         ----------       -----------       ----------
         Clearwater, Fl                      $   10,993         $   30,540       $   317,349       $  244,048
         Minneapolis, MN                        316,216            304,757           712,361          721,863
         Plymouth, MN                           131,702            151,757           260,337          276,742
         Roseville, MN                          162,102            164,144           337,655          310,962
         Scottsdale, AZ                         (79,420)          (100,738)          204,966          225,250
         Depreciation and partnership
           operating expenses                  (344,817)          (343,863)       (1,057,302)        (963,434)
                                             ----------         ----------       -----------       ----------
                                             $  196,776         $  206,597       $   775,366       $  815,431
                                             ==========         ==========       ===========       ==========

                                                  Average Occupancy                    Average Occupancy
                                              for the three months ended          for the nine months ended
                                                    September 30,                        September 30,
                                             -----------------------------       ----------------------------
                                                2001               2000              2001             2000
                                             ----------         ----------       -----------       ----------
         Clearwater, Fl                            47%               50%              58%               58%
         Minneapolis, MN                           92%               90%              83%               86%
         Plymouth, MN                              78%               84%              72%               74%
         Roseville, MN                             88%               81%              79%               77%
         Scottsdale, AZ                            71%               72%              78%               80%
                                                  ---               ---              ---               ---
         Weighted Average Occupancy (1)            75%               75%              75%               76%
                                                  ===               ===              ===               ===

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

                      Three Months Ended September 30, 2001
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended September 30, 2001 decreased from the same period in 2000 as a result of a three point decrease in average occupancy coupled with a two percent decrease in the average room rate. The decreases in average occupancy and the average room rate reflect the impact of the weakening economy on tourism in the area. The most notable declines in average occupancy occurred during September 2001, in the wake of the September 11th terrorist attacks.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2001 increased from the same period in 2000 as a result of a two point increase in average occupancy, while the average room rate remained constant. The increase in average occupancy was the due to a long term housing contract for students of the University of Minnesota in the fall of 2001. Contributing to the increase in operating income were decreases in general and administrative expenses, and property operations and maintenance expense. Partially offsetting the increase in operating income were increases in marketing expense and energy expense.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2001 decreased from the same period in 2000 as a result of a six point decrease in average occupancy, while the average room rate remained constant. The decrease in average occupancy was due to the slowing economy coupled with the hotel's inability to replace, in 2001, the demand generated by a major convention held in the area during 2000. The most notable declines in average occupancy occurred during September 2001, in the wake of the September 11th terrorist attacks.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Roseville, Minnesota: Gross operating income for the three month period ended September 30, 2001 remained fairly constant with the same period in 2000 despite a seven point increase in average occupancy, partially offset by a five percent decrease in the average rate. The increases in average occupancy and the average room rate were due to an increase in lower-rated room nights from construction crews doing work in the area. Operating income for the three month period ended September 30, 2001 decreased slightly from the same period in 2000 primarily due to increases in property operations and maintenance expense and insurance expense, partially offset by a decrease in general and administrative expense.

Scottsdale, Arizona: Gross operating income and operating loss for the three month period ended September 30, 2001 improved from the same period in 2000 as a result of a ten percent increase in the average room rate, partially offset by a one point decrease in average occupancy. The increase in the average room rate was due to less tour and travel business which was offset by higher-rated group business An increase in average occupancy during the first half of the quarter was offset by a notable decline in average occupancy during September 2001, in wake of the September 11th terrorist attacks. Partially offsetting the improvement in operating loss were increases in building lease expense, marketing expense, and property tax expense.

                      Nine months Ended September 30, 2001
                      ------------------------------------

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2001 increased from the same period in 2000 as a result of an eight percent increase in the average room rate, while the average occupancy remained constant. The increase in the average room rate was primarily the result of Super Bowl XXXV, which was held in Tampa, Florida in January 2001. Contributing to the increase in operating income were decreases in property tax expense, and general and administrative expense. Partially offsetting the increase in operating income were increases in energy expense and marketing expense.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2001 decreased from the same period in 2000 as a result of a three point decrease in average occupancy, partially offset by a three percent increase in the average room rate. The decrease in average occupancy was due to the weakening economy, budget cuts at the University of Minnesota, and the hotel's inability to replace, in 2001, the demand generated by a major convention held in the area during 2000. The increase in the average rate was due to higher negotiated rates for special events and conventions held in the area. Contributing to the decrease in operating income were increases in energy expense and property tax expense. Offsetting the decrease in operating income were decreases in property operations and maintenance expense, general and administrative expense, and marketing expense.

Plymouth, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2001 decreased from the same period in 2000 as a result of a two point decrease in average occupancy, as discussed above for the three month period, partially offset by a one percent increase in the average rate. Contributing to the decrease in operating income were increases in energy expense and marketing expense. Offsetting the decrease in operating income were decreases in property tax expense, and general and administrative expense.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2001 increased from the same period in 2000 as a result of a two percent increase in the average room rate coupled with a two point increase in average occupancy. The increases in the average room rate and average occupancy were due to the NCAA Final Four college basketball playoffs and other corporate and sporting events held in the area. Also, a strong base of long-term construction business helped improve occupancy. Contributing to the increase in operating income were decreases in marketing expense, and general and administrative expense. Partially offsetting the increase in operating income was an increase in property operations and maintenance expense.

Scottsdale, Arizona: Gross operating income for the nine month period ended September 30, 2001 increased from the same period in 2000 as a result of a four percent increase in the average room rate, partially offset by a two point decrease in average occupancy, as discussed above for the three month period. Operating income for the nine month period ended September 30, 2001 decreased from the same period in 2000 primarily due to increases in marketing expense, building lease expense, property tax expense, and general and administrative expense, partially offset by a decrease in property operations and maintenance expense.


Part II. OTHER INFORMATION
Item 5. Other Information
        -----------------

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

     If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2000 through August 4, 2000, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective August 7, 2000, the General Partner of the Partnership halted recognition of any transfers that exceeded the safe harbor limit through December 31, 2000. This halt was lifted effective January 1, 2001. From January 1, 2001 through March 14, 2001, approximately 4.8% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective March 19, 2001, the General Partner again

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

halted recognition of any further transfers that could exceed the safe harbor limit through December 31, 2001. This halt will be lifted effective January 1, 2002.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None.

     b. No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2001.

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



November 13, 2001                       by:  /s/ Michael J. Tuszka
-----------------                            ----------------------------------
DATE                                         Michael J. Tuszka
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)