Form 10KSB
period 2001-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2002-03-08
CIK 808377

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

                   For the fiscal year ended December 31, 2001


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $9,634,280.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                         Page

                                     PART I

Item 1.   Business....................................................... I-1
Item 2.   Properties..................................................... I-2
Item 3.   Legal Proceedings.............................................. I-2
Item 4.   Submission of Matters to a Vote of Security Holders............ I-2


                                     PART II

Item 5.   Market for the Registrant's Beneficial Assignee Certificates
            and Related Partnership Matters ............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-3
Item 7.   Financial Statements........................................... II-9
Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................... II-9


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-2
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management................................................... III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits and Reports on Form 8-K............................... III-3

Signatures............................................................... III-5

Financial Statements..................................................... III-7

                                     PART I


ITEM 1. BUSINESS
        --------

Development and Description of Business
---------------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. (Days Inns). The Partnership's primary objectives continue to be cash flow growth and capital appreciation. However, the attainment of these objectives is principally dependent on the hotels' operations. The hotels are operated by Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.

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

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2001, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

                                     PART I

ITEM 2. PROPERTIES
        ----------

     A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2001, follows.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
        -----------------------------------------------
          CERTIFICATES AND RELATED PARTNERSHIP MATTERS
          --------------------------------------------

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

          The General Partner has reason to believe that in December 2001, Sierra Capital (Sierra), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase outstanding units of the Partnership at a price of $5 per BAC unit. The price offered was determined solely at the discretion of Sierra and did not necessarily represent the fair market value of each BAC. The General Partner has no other information regarding this offer.

          The General Partner did not express any opinion and remained neutral toward the offers for the purchase of BACs described above.

          If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership would be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2000 through August 4, 2000, approximately 4.9% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective August 7, 2000, the General Partner of the Partnership halted recognition of any transfers that exceeded the safe harbor limit through December 31, 2000. This halt was lifted effective
          January 1, 2001. From January 1, 2001 through March 14, 2001, approximately 4.8% of outstanding BACs were sold. Accordingly, to remain within the five percent safe harbor, effective March 19, 2001, the General Partner halted recognition of any transfers that exceeded the safe harbor limit through December 31, 2001. This halt was lifted effective January 1, 2002.

     (b) As of March 8, 2002, there were approximately 1,300 registered holders of BACs in the Partnership.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
        -----------------------------------------------
          CERTIFICATES AND RELATED PARTNERSHIP MATTERS - Continued
          --------------------------------------------

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid or accrued distributions of $347,464 and $443,019 to BAC holders during 2001 and 2000, respectively. On March 1, 2002, the Partnership paid a cash distribution to BAC holders for the quarter ended December 31, 2001. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

     On September 11, 2001, terrorists launched attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. The attacks had an immediate and significant adverse effect on the United States economy, particularly on the travel and hospitality industries. The hotels in which the Partnership is invested have been adversely affected in the aftermath of the September 11th terrorist attacks. Since the attacks, some of the hotels have experienced significant short-term declines in occupancy and revenue compared to the prior year. The hotels which were most affected were the Clearwater, Plymouth, and Roseville hotels. Thus far in 2002, these declines appear to be continuing at the Plymouth and Roseville hotels, while the Clearwater hotel has experienced results more consistent with 2001 actual results. Although the Scottsdale hotel was able to offset declines in the average room rate with increased occupancy during the fourth quarter of 2001, the hotel has seen declines in occupancy coupled with continued declines in the average room rate thus far in 2002. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact that the September 11th terrorist attacks or any future terrorist attacks or other developments in the war on terrorism could have on its operations, liquidity, or capital resources.

     As a result of the uncertainty, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the third quarter of 2001. Despite the continued uncertainty, the General Partner decided to make a distribution for the fourth quarter of 2001. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the first quarter of 2002 in May 2002. In the meantime, the General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels. Also, the General Partner has temporarily halted all major hotel renovations. At present, it is expected that major renovations will resume later in 2002.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserve, the General Partner has determined that certain capital improvements are needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements.

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

     In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel. The cost was to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project, but expects to resume this project later in 2002.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders. See above for a discussion of the impact of the recent terrorist attacks on the Partnership's operations and liquidity.

     The Partnership's net cash provided by the hotels' operating activities for 2001 and 2000 was adequate to support operating, investing and financing requirements, and to declare distributions to BAC holders and the General Partner. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves. Current liabilities as of December 31, 2001 totaled $972,482, which represents a $33,399 increase from the balance at December 31, 2000. This increase resulted from increases in accounts payable and accrued expenses, distributions payable, and the short-term portion of mortgage payable, offset by a decrease in hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The current loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the current loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. Subject to prepayment terms, as discussed below, the current mortgage loan does not preclude the future sale of the hotels, either individually or as a portfolio.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Under the terms of the current loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The current loan has been securitized in a "no lock" program, which permits the prepayment of the current loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. See the notes to the financial statements for further information concerning the acquisition and servicing of this loan.

     The Partnership made installments of principal and interest aggregating $804,589 during each of 2001 and 2000. The Partnership's balance on this loan was $8,396,298 and $8,537,759 as of December 31, 2001 and 2000, respectively.

Real Estate Tax And Capital Improvements Reserve Escrows
--------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves and estimated annual real estate taxes. During 2001 and 2000, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements and $421,397 and $470,990, respectively, for estimated annual real estate taxes. As of December 31, 2001 and 2000, the servicer held $92,953 and $99,854, respectively, for capital improvements and $83,893 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both December 31, 2001 and 2000.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $192,910 and $8,456 as of December 31, 2001 and 2000, respectively, represents cash and cash equivalents, as defined in Note 1.e. of the accompanying financial statements, which are maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

     On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan. The remaining $30,000 balance was repaid on March 1, 2000.

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid during the first quarter of 2001. This intercompany balance was eliminated in the preparation of the accompanying balance sheet at December 31, 2000.

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance is expected to be repaid later in March 2002. This intercompany balance has been eliminated in the preparation of the accompanying balance sheet at December 31, 2001.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Distributions to BAC holders
----------------------------

     Distributions paid or accrued to BAC holders of record during 2001 and 2000 follow.

                                           2001                           2000
                                       Distributions                 Distributions to
                                        BAC holders                     BAC holders
                                  ------------------------       ------------------------
          Quarter Ended              Total         Per BAC          Total         Per BAC
          -------------           -----------      -------       -----------      -------
          March 31                $        --      $    --       $        --      $    --
          June 30                     173,732         0.20           147,673         0.17
          September 30                     --           --           147,673         0.17
          December 31                 173,732         0.20           147,673         0.17
                                  -----------      -------       -----------      -------
              Total               $   347,464      $  0.40       $   443,019      $  0.51
                                  ===========      =======       ===========      =======


                       Results of Operations - Partnership
                       -----------------------------------

2001 versus 2000
----------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $79,891 in 2001 from 2000, primarily due to a $173,680 increase in unallocated operating expenses, offset by a $39,517 increase in interest and other income, a $41,822 increase in gross operating income, and a $12,450 decrease in interest expense. The increase in unallocated operating expenses was primarily due to increases in depreciation and amortization expense, and energy expense, partially offset by decreases in general and administrative expense, property operations and maintenance expense, and loss on disposal of fixed assets. The increase in gross operating income was due to decreases in all departmental expense categories with the exception of telephone expense, which increased slightly. These savings were partially offset by decreases in all revenue categories, with the exception of rooms revenue, which increased.

     See the following discussion for an analysis of each hotel's operating results for the year 2001 versus the year 2000.

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

                  Hotel Location                         Peak Months
                  ---------------                    ---------------------

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

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     As discussed above, the Clearwater and Scottsdale hotels, which are now in their traditionally peak months, have been adversely impacted in the aftermath of the September 11th terrorist attacks.

     The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less net unallocated operating expenses. The results of operations and average occupancy for the hotels for the years ended December 31, 2001 and 2000, follow.

                                                    Gross Operating Income
                                                 -----------------------------
             Hotel Location                         2001              2000
             --------------                      -----------       -----------

             Clearwater, FL                      $   981,749       $   896,891
             Minneapolis, MN                       1,785,891         1,779,152
             Plymouth, MN                            846,422           933,190
             Roseville, MN                           976,040           963,140
             Scottsdale, AZ                        2,135,961         2,111,868
                                                 -----------       -----------
                 Total                           $ 6,726,063       $ 6,684,241
                                                 ===========       ===========


                                                        Operating Income
                                                 -----------------------------
             Hotel Location                          2001             2000
             --------------                      -----------       -----------

             Clearwater, FL                      $   339,304       $   260,759
             Minneapolis, MN                         945,072           931,811
             Plymouth, MN                            270,199           340,505
             Roseville, MN                           376,184           340,354
             Scottsdale, AZ                          272,567           279,625
             Depreciation and net Partnership
               operating expenses                 (1,459,455)       (1,316,842)
                                                 -----------       -----------
                 Total                           $   743,871       $   836,212
                                                 ===========       ===========


                                                        Average Occupancy
                                                 -----------------------------
             Hotel Location                         2001              2000
             --------------                      -----------       -----------

             Clearwater, FL                           55%              56%
             Minneapolis, MN                          81%              82%
             Plymouth, MN                             66%              71%
             Roseville, MN                            74%              74%
             Scottsdale, AZ                           78%              78%
                                                    ----             ----
                Weighted average occupancy (1)        72%              73%
                                                    ====             ====

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

2001 versus 2000
----------------

Clearwater, Florida: Gross operating income and operating income increased in 2001 from 2000 as a result of an eight percent increase in the average rate, partially offset by a one point decrease in average occupancy. The increase in the average room rate was primarily the result of Super Bowl XXIV, which was held in Tampa, Florida in January 2001. The slight decrease in average occupancy was the net effect of a sharp increase in occupancy during the first quarter primarily due to the Super Bowl XXIV lodging in January 2001, offset by intermittent declines in occupancy during the remainder of 2001 due to increased competition and the impact of the weakening economy on tourism in the area. The most notable declines in average occupancy occurred during September through November 2001, in the wake of the September 11th terrorist attacks. Contributing to the increase in operating income were decreases in general and administrative

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

expense and property operations and maintenance expense, partially offset by increases in energy expense and property taxes.

Minneapolis, Minnesota: Gross operating income and operating income increased in 2001 from 2000 as a result of a one percent increase in the average rate, offset by a one point decrease in average occupancy. The Minneapolis hotel was not as adversely affected by the weakening economy, primarily due to its contract to provide housing for students of the University of Minnesota. Contributing to the increase in operating income were decreases in property operations and maintenance expense and marketing expense, partially offset by increases in property taxes and energy expense.

Plymouth, Minnesota: Gross operating income and operating income decreased in 2001 from 2000 as a result of a five point decrease in average occupancy, while the average rate remained constant. The decrease in average occupancy was due to the slowing economy coupled with the hotel's inability to replace, in 2001, the demand generated by a major convention held in the area during 2000. The most notable declines in average occupancy occurred during September through November 2001, in the wake of the September 11th terrorist attacks. Partially offsetting the decrease in operating income were decreases in general and administrative expense and property operations and maintenance expense.

Roseville, Minnesota: Gross operating income increased slightly in 2001 from 2000 as a result of a two percent increase in the average rate, while average occupancy remained constant. The increase in the average rate was primarily due to the NCAA Final Four college basketball playoffs held in the area during 2001. The constant average occupancy was the net effect of increased occupancy during the first three quarters of the year, offset by significant decreases during the fourth quarter. The increases in average occupancy were primarily the result of the NCAA Final Four college basketball playoffs and other corporate and sporting events held in the area, coupled with new business generated in connection with construction projects taking place in the area. The decline in average occupancy during the fourth quarter primarily reflected the impact of the weakening economy in the wake of the September 11th terrorist attacks. Contributing to the increase in operating income were decreases in general and administrative expense, marketing expense, and energy expense, partially offset by an increase in property operations and maintenance expense.

Scottsdale, Arizona: Gross operating income increased in 2001 from 2000 as a result of a one percent increase in the average rate, while the average occupancy remained constant. The Scottsdale hotel was able to achieve relatively stable average room rate and average occupancy levels, despite the weakening economy and a drop in tourism in the area, mainly due to increased demand resulting from marketing efforts as well as the recent renovations performed at the hotel. Also, departmental expenses at the hotel were reduced significantly. Operating income decreased primarily due to increases in marketing expense, general and administrative expense, energy expense, property taxes, and building lease expense, partially offset by a decrease in property operations and maintenance expense.

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

William B. Dockser, 65, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 55, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 43, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell has resigned her position effective March 29, 2002.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

                                      III-1

                                    PART III


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 8, 2002.

           Name and Address                 Amount and Nature       % of total
          of Beneficial Owner            of Beneficial Ownership    BACs issued
          -------------------            -----------------------    -----------

          Equity Resources Group,
            Incorporated, et. al.              51,293 BACs               5.9%
            14 Story Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 8, 2002, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

               Name of                      Amount and Nature       % of total
           Beneficial Owner              of Beneficial Ownership    BACs issued
           ----------------              -----------------------    -----------

           William B. Dockser                      None                   0%
           H. William Willoughby                   None                   0%
           All Directors and Officers
             as a Group (3 persons)                None                   0%

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

     (a) and (b)

          Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the General Partner or its affiliates by virtue of either their interest in the General Partner or their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference. Note 9 of the notes to financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (c)  Certain business relationships.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-B.)

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

               1.   Amendment dated as of March 12, 1987.
               2.   Amendment dated as of April 17, 1987.

                                      III-3

                                    PART III

          --------------------------------

          Exhibit No. 10 - Material Contracts

          a. Sale/Purchase Agreement, dated as of October 9, 1986, by and between Days Inns of America, Inc. (DIA), Days Inns Corp. (DID), Days Inns Management Company, Inc. (DIM.), and CRI Hotel Income Fund, L.P., and six modifications thereto, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          b. Form of Management Agreement by and between DIM. and CRI Hotel Income Fund, L.P., incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          c. Form of Beneficial Assignee Certificate, incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.
          d. Forms of Amendment to Hotel Management Agreement by and between CRI Hotel Income Partners, L.P. and Buckhead Hotel Management Company, Inc. incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 15, 1995.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.



                                      III-4

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      CRI HOTEL INCOME PARTNERS, L.P.
                      ----------------------------------------------------------
                      (Registrant)

                      by:  CRICO Hotel Associates I, L.P.
                           -----------------------------------------------------
                           General Partner

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                its General Partner


March 8, 2002                   by:  /s/ William B. Dockser
-------------                        -------------------------------------------
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


March 8, 2002                   by:  /s/ H. William Willoughby
-------------                        -------------------------------------------
DATE                                 H. William Willoughby,
                                       Director, President,
                                       and Secretary




March 8, 2002                   by:  /s/ Michael J. Tuszka
-------------                        -------------------------------------------
DATE                                 Michael J. Tuszka
                                       Vice President
                                       and Chief Accounting Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)


                                      III-5

Report of Independent Certified Public Accountants


To the Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, and the related statements of income, changes in partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   Grant Thornton LLP

Vienna, Virginia
February 25, 2002

                                      III-6

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                                  December 31,
                                                                                          -----------------------------
                                                                                             2001              2000
                                                                                          -----------      ------------
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,840,515      13,937,210
  Furniture, fixtures and equipment ....................................................      2,105,067       2,041,320
  Leasehold improvements ...............................................................      1,422,865       2,039,881
                                                                                           ------------    ------------

                                                                                             18,942,937      19,592,901
  Less: accumulated depreciation and amortization ......................................     (7,794,067)     (7,872,375)
                                                                                           ------------    ------------

                                                                                             11,148,870      11,720,526

Hotel operating cash ...................................................................        224,656         176,202
Cash and cash equivalents ..............................................................        177,278         150,687
Working capital reserve ................................................................        192,910           8,456
Capital improvements, real estate tax and insurance reserves held by servicer ..........        180,368         222,608
Receivables and other assets ...........................................................        458,953         457,830
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $473,947 and $439,943, respectively ...............        546,157         580,161
Property purchase costs,
  net of accumulated amortization of $84,333 and $78,257, respectively .................         97,933         104,009
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 13,027,125    $ 13,420,479
                                                                                           ============    ============


                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    465,992    $    412,299
  Distributions payable ................................................................        177,278         150,687
  Hotel trade payables .................................................................        176,272         234,636
  Short-term portion of mortgage payable ...............................................        152,940         141,461
                                                                                           ------------    ------------

Total current liabilities ..............................................................        972,482         939,083
                                                                                           ------------    ------------

Long term debt:
  Mortgage payable .....................................................................      8,243,358       8,396,298
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,215,840       9,335,381
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (312,558)       (307,081)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      4,123,843       4,392,179
                                                                                           ------------    ------------

    Total partners' capital ............................................................      3,811,285       4,085,098
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 13,027,125    $ 13,420,479
                                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-7

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                                           For the years ended
                                                               December 31,
                                                        --------------------------
                                                           2001           2000
                                                        -----------    -----------
Revenue:
  Rooms .............................................   $ 9,090,937    $ 9,057,550
  Telephone .........................................       162,106        224,765
  Rental and other ..................................       325,472        338,575
  Food and beverage .................................        55,765         71,032
                                                        -----------    -----------

                                                          9,634,280      9,691,922
                                                        -----------    -----------

Departmental expenses:
  Rooms .............................................    (2,613,732)    (2,696,668)
  Telephone .........................................      (110,468)      (107,490)
  Rental and other ..................................      (131,044)      (142,761)
  Food and beverage .................................       (52,973)       (60,762)
                                                        -----------    -----------

                                                         (2,908,217)    (3,007,681)
                                                        -----------    -----------

Gross operating income ..............................     6,726,063      6,684,241
                                                        -----------    -----------


Unallocated operating income (expenses):
  Interest and other income .........................       153,043        113,526
  General and administrative ........................    (1,041,221)    (1,094,517)
  Building lease ....................................      (601,650)      (594,579)
  Marketing .........................................      (925,449)      (916,661)
  Depreciation and amortization .....................    (1,261,812)    (1,015,376)
  Energy ............................................      (529,273)      (510,827)
  Property taxes ....................................      (567,087)      (563,106)
  Property operations and maintenance ...............      (574,366)      (620,092)
  Management fees ...................................      (338,252)      (340,558)
  Base asset management fee, paid to related parties        (93,750)       (93,750)
  Professional fees .................................      (126,375)      (121,589)
  Loss on disposal of fixed assets ..................       (76,000)       (90,500)
                                                        -----------    -----------

                                                         (5,982,192)    (5,848,029)
                                                        -----------    -----------

Operating income ....................................       743,871        836,212


Other expense:
  Interest expense ..................................      (663,128)      (675,578)
                                                        -----------    -----------

Net income ..........................................   $    80,743    $   160,634
                                                        ===========    ===========


Net income allocated to General Partner (2%) ........   $     1,615    $     3,213
                                                        ===========    ===========


Net income allocated to BAC holders (98%) ...........   $    79,128    $   157,421
                                                        ===========    ===========


Net income per BAC, based on 868,662 BACs outstanding   $      0.09    $      0.18
                                                        ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                                                Beneficial
                                                                                 Assignee
                                                             General           Certificate
                                                             Partner             Holders            Total
                                                            ----------         ------------       ----------
Partners' (deficit) capital, January 1, 2000                $(301,252)         $4,677,777         $4,376,525

  Net income                                                    3,213             157,421            160,634

  Distributions of $0.51 per BAC                               (9,042)           (443,019)          (452,061)
                                                            ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2000               (307,081)          4,392,179          4,085,098

  Net income                                                    1,615              79,128             80,743

  Distributions of $0.40 per BAC                               (7,092)           (347,464)          (354,556)
                                                            ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2001              $(312,558)         $4,123,843         $3,811,285
                                                            =========          ==========         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   -----------    -----------
Cash flows from operating activities:
  Net income ...................................................................   $    80,743    $   160,634

  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:
    Depreciation and amortization ..............................................     1,261,812      1,015,376
    Loss on disposal of fixed assets ...........................................        76,000         90,500

    Changes in assets and liabilities:
      (Increase) decrease in receivables and other assets, net .................       (17,412)        82,655
      Increase (decrease) in accounts payable and accrued expenses .............        53,693       (109,022)
      Decrease in hotel trade payables .........................................       (58,364)       (60,408)
                                                                                   -----------    -----------

        Net cash provided by operating activities ..............................     1,396,472      1,179,735
                                                                                   -----------    -----------


Cash flows from investing activities:
  Net additions to property and equipment ......................................      (709,787)      (858,136)
  Net (deposits to) withdrawals from working capital reserve ...................      (184,454)       163,925
  Net withdrawals from capital improvements, real estate tax and
    insurance reserves held by servicer ........................................        42,240         41,324
                                                                                   -----------    -----------

        Net cash used in investing activities ..................................      (852,001)      (652,887)
                                                                                   -----------    -----------


Cash flows from financing activities:
  Distributions paid to BAC holders and General Partner ........................      (327,965)      (301,374)
  Payment of principal on mortgage payable .....................................      (141,461)      (129,011)
                                                                                   -----------    -----------

        Net cash used in financing activities ..................................      (469,426)      (430,385)
                                                                                   -----------    -----------


Net increase in hotel operating cash and cash and cash equivalents .............        75,045         96,463

Hotel operating cash and cash and cash equivalents, beginning of year ..........       326,889        230,426
                                                                                   -----------    -----------


Hotel operating cash and cash and cash equivalents, end of year ................   $   401,934    $   326,889
                                                                                   ===========    ===========




Supplemental disclosure of cash flow information:
  Cash paid during the year for interest .......................................   $   663,128    $   675,578
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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization and offering
          -------------------------

          CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. (Days Inns). The Partnership's primary objectives continue to be cash flow growth and capital appreciation. However, the attainment of these objectives is principally dependent on the hotels' operations. The hotels are operated by Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     b.   Method of Accounting
          --------------------

          The financial statements of the Partnership have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Depreciation and amortization
          -----------------------------

          Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. During the fourth quarter of 2001, the General Partner changed the estimated depreciable lives for certain hotel furniture, fixtures and equipment; the impact of the change was to increase 2001 depreciation expense by $160,542. The estimated lives used in determining depreciation follow.

                   Type of asset                               Estimated life
                   -------------                               --------------

                   Building and site improvements              10-30 years
                   Furniture, fixtures and equipment           7 years
                   Leasehold improvements                      7-10 years

          Property purchase costs and acquisition fees are being amortized over a thirty-year period using the straight-line method.

     d.   Hotel operating cash; cash and cash equivalents
          -----------------------------------------------

          Hotel operating cash and cash and cash equivalents consist of all time and demand deposits and repurchase agreements with original maturities of three months or less which have not been deemed as a working capital reserve by the General Partner. Hotel operating cash represents funds maintained at the hotels and by the hotels' manager, Buckhead, while cash and cash equivalents represents funds maintained at the Partnership. The Partnership has determined that the carrying amounts for these items approximate fair value.

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

                                     III-12

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     g.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     i.   Long-lived assets
          -----------------

          The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undescended net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

     j.   Single operating segment
          ------------------------

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

     k.   Risk and uncertainties
          ----------------------

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

     l.   Reclassifications
          -----------------

          Certain   amounts  in  the  2000   financial   statements   have  been
     reclassified to conform to the 2001 presentation.

     m.   New accounting pronouncement
          ----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142" or "the Statement"), "Goodwill and Other Intangible Assets," which supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002, however, earlier application is permitted. The General Partner believes that the adoption of SFAS No. 142 will not have a material impact on the financial position or the results of operations of the Partnership.


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2001, the Partnership remained invested in four hotels and one leasehold interest, as follows.



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


3.   MORTGAGE PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The current loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the current loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the current

                                     III-14

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   MORTGAGE PAYABLE - Continued

mortgage loan does not preclude the future sale of the hotels, either individually or as a portfolio. Scheduled annual principal payments due under the loan are as follows:

                  2002                               $  152,940
                  2003                                  165,349
                  2004                                  176,920
                  2005                                  193,122
                  2006                                  208,792
                  Thereafter                          7,499,175
                                                     ----------
                          Total                      $8,396,298
                                                     ==========

     Under the terms of the current loan, such loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The current loan has been securitized in a "no lock" program, which permits the prepayment of the current loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. Additionally, see Note 9 for further information concerning the acquisition and servicing of this loan.

     The Partnership made installments of principal and interest aggregating $804,589 during each of 2001 and 2000. The Partnership's balance on this loan was $8,396,298 and $8,537,759 as of December 31, 2001 and 2000, respectively.

     The Partnership has determined that the carrying value of the current loan approximates fair value.


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE
       RESERVES HELD BY SERVICER

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $39,961 per month for the year 2002. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During 2001 and 2000, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements and $421,397 and $470,990, respectively, for estimated annual real estate taxes. As of December 30, 2001 and 2000, the servicer held $92,953 and $99,854, respectively, for capital improvements and $83,893 and $119,232, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both December 30, 2001 and 2000.

                                     III-15

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $192,910 and $8,456 as of December 31, 2001 and 2000, respectively, represents cash and cash equivalents, as defined in Note 1.e., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

     On January 6, 2000, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 4, 2000, the Scottsdale hotel repaid $70,000 of this loan. The remaining $30,000 balance was repaid on March 1, 2000.

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid during the first quarter of 2001. This intercompany balance was eliminated in the preparation of the accompanying balance sheet at December 31, 2000.

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance is expected to be repaid later in March 2002. This intercompany balance has been eliminated in the preparation of the accompanying balance sheet at December 31, 2001.


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned in 2001 or 2000.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2001 and 2000, annual lease payments were $601,650 and $594,579, respectively.

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

                          2002           $ 218,572
                          2003             218,295
                          2004              13,918
                                         ---------
                                         $ 450,785
                                         =========

          Total rental expense under the leases was $697,944 and $685,965 for the years ended December 31, 2001 and 2000, respectively.

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

          In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel. The cost was to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project, but expects to resume this project later in 2002.


7.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which is operating a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $59,950 and $57,923 during 2001 and 2000, respectively.

                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $40,594 and $38,555 for 2001 and 2000, respectively.


8.   PARTNERS' CAPITAL

     The Partnership's profits and losses and distributions are allocated 98% to the BAC holders and 2% to the General Partner. Upon reaching a non-cumulative, annual preferred cash flow return of 12%, the Partnership's profits and losses and distributions will be allocated 85% to the BAC holders and 15% to the General Partner. To date, the annual preferred cash flow return has not been achieved. Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within 60 days after the end of each calendar quarter.

     Distributions paid or accrued to BAC holders of record during 2001 and 2000 follow.

                                    2001                         2000
                                Distributions               Distributions to
                                 BAC holders                   BAC holders
                          ------------------------     ------------------------
     Quarter Ended           Total         Per BAC        Total         Per BAC
     -------------        -----------      -------     -----------      -------

     March 31             $        --      $    --     $        --      $    --
     June 30                  173,732         0.20         147,673         0.17
     September 30                  --           --         147,673         0.17
     December 31              173,732         0.20         147,673         0.17
                          -----------      -------     -----------      -------
         Total            $   347,464      $  0.40     $   443,019      $  0.51
                          ===========      =======     ===========      =======


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

                                     III-18

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


9.   RELATED-PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended
December  31,  2001  and  2000,  the  Partnership   paid  $61,336  and  $48,800,
respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner and/or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2001 and 2000.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 3) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE Inc. affiliate, retained a portion of the cash flow, and would have retained any prepayment penalties. The Chairman and President of CRIIMI MAE Inc. are the Chairman and President, respectively, of, and holders of a 100% equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership. On February 26, 2002, CRIIMI MAE Services Limited Partnership sold the loan pool and the servicing thereof to an unrelated third party.

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

                                                          For the years ended
                                                              December 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------

Financial statement net income                           $ 80,743      $160,634

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes        309,456       232,040
                                                         --------      --------
Taxable income                                           $390,199      $392,674
                                                         ========      ========





                                      # # #

                                     III-19