Form 10QSB
period 2002-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2002-05-14
CIK 808377

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

                  For the quarterly period ended March 31, 2002


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                                                          Page
                                                                          ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2002 and December 31, 2001.........................  1

         Statements of Income
           - for the three months ended March 31, 2002 and 2001...........  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2002....................  3

         Statements of Cash Flows
           - for the three months ended March 31, 2002 and 2001...........  4

         Notes to Financial Statements
           - March 31, 2002 and 2001......................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 10


Part II. OTHER INFORMATION

Item 5.  Other Information................................................ 15

Item 6.  Exhibits and Reports on Form 8-K................................. 15

Signature................................................................. 16

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,      December 31,
                                                                                              2002            2001
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,842,824      13,840,515
  Furniture, fixtures and equipment ....................................................      2,165,629       2,105,067
  Leasehold improvements ...............................................................      1,431,234       1,422,865
                                                                                           ------------    ------------

                                                                                             19,014,177      18,942,937
  Less: accumulated depreciation and amortization ......................................     (8,070,618)     (7,794,067)
                                                                                           ------------    ------------

                                                                                             10,943,559      11,148,870

Hotel operating cash ...................................................................        199,216         224,656
Cash and cash equivalents ..............................................................           --           177,278
Working capital reserve ................................................................        142,477         192,910
Capital improvements, real estate tax and insurance reserves held by servicer ..........        340,886         180,368
Receivables and other assets ...........................................................        792,509         458,953
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $482,448 and $473,947, respectively ...............        537,656         546,157
Property purchase costs,
  net of accumulated amortization of $85,852 and $84,333, respectively .................         96,414          97,933
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 13,052,717    $ 13,027,125
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    650,156    $    465,992
  Distributions payable ................................................................           --           177,278
  Hotel trade payables .................................................................        215,682         176,272
  Short-term portion of mortgage payable ...............................................        155,910         152,940
                                                                                           ------------    ------------

Total current liabilities ..............................................................      1,021,748         972,482
                                                                                           ------------    ------------

Long term debt:
  Mortgage payable .....................................................................      8,201,036       8,243,358
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,222,784       9,215,840
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (312,185)       (312,558)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      4,142,118       4,123,843
                                                                                           ------------    ------------

    Total partners' capital ............................................................      3,829,933       3,811,285
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 13,052,717    $ 13,027,125
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                        For the three months ended
                                                                 March 31,
                                                        --------------------------
                                                            2002          2001
                                                        -----------    -----------
Revenue:
  Rooms .............................................   $ 2,334,580    $ 2,706,616
  Telephone .........................................        36,853         54,194
  Rental and other ..................................        66,988         83,870
  Food and beverage .................................        10,202         15,279
                                                        -----------    -----------

                                                          2,448,623      2,859,959

Departmental expenses:
  Rooms .............................................      (613,553)      (669,386)
  Telephone .........................................       (22,070)       (29,294)
  Rental and other ..................................       (28,347)       (33,859)
  Food and beverage .................................        (8,341)       (13,855)
                                                        -----------    -----------

                                                           (672,311)      (746,394)
                                                        -----------    -----------

Gross operating income ..............................     1,776,312      2,113,565
                                                        -----------    -----------

Unallocated operating income (expenses):
  Interest and other income .........................        22,383         24,233
  General and administrative ........................      (321,983)      (369,567)
  Building lease ....................................      (218,407)      (236,371)
  Marketing .........................................      (233,979)      (260,426)
  Depreciation and amortization .....................      (290,643)      (267,620)
  Energy ............................................      (119,924)      (146,629)
  Property taxes ....................................      (161,739)      (152,202)
  Property operations and maintenance ...............      (143,889)      (148,411)
  Management fees ...................................       (86,336)      (100,352)
  Base asset management fee, paid to related parties        (23,438)       (23,438)
  Professional fees .................................       (17,914)       (16,921)
  Loss on disposal of fixed assets ..................          --          (25,000)
                                                        -----------    -----------

                                                         (1,595,869)    (1,722,704)
                                                        -----------    -----------

Operating income ....................................       180,443        390,861

Other expense:
  Interest expense ..................................      (161,795)      (164,543)
                                                        -----------    -----------

Net income ..........................................   $    18,648    $   226,318
                                                        ===========    ===========


Net income allocated to General Partner (2%) ........   $       373    $     4,526
                                                        ===========    ===========

Net income allocated to BAC Holders (98%) ...........   $    18,275    $   221,792
                                                        ===========    ===========

Net income per BAC, based on 868,662 BACs outstanding   $      0.02    $      0.26
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)



                                                                    Beneficial
                                                                     Assignee
                                                      General       Certificate
                                                      Partner         Holders           Total
                                                     ---------      -----------      ----------
Partners' (deficit) capital, January 1, 2002         $(312,558)      $4,123,843      $3,811,285

  Net income                                               373           18,275          18,648
                                                     ---------       ----------      ----------

Partners' (deficit) capital, March 31, 2002          $(312,185)      $4,142,118      $3,829,933
                                                     =========       ==========      ==========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the three months ended
                                                                                  March 31,
                                                                          --------------------------
                                                                            2002          2001
                                                                          ---------    ---------
Cash flows from operating activities:
  Net income ..........................................................   $  18,648    $ 226,318

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................     290,643      267,620
    Loss on disposal of fixed assets ..................................        --         25,000

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ...................    (337,628)    (238,525)
      Increase in accounts payable and accrued expenses ...............     184,164      359,137
      Increase (decrease) in hotel trade payables .....................      39,410      (69,741)
                                                                          ---------    ---------

        Net cash provided by operating activities .....................     195,237      569,809
                                                                          ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment .............................     (71,240)    (197,035)
  Net withdrawals from (deposits to) working capital reserve ..........      50,433      (91,392)
  Net deposits to capital improvements, real estate tax and
    insurance reserves held by servicer ...............................    (160,518)    (116,566)
                                                                          ---------    ---------

        Net cash used in investing activities .........................    (181,325)    (404,993)
                                                                          ---------    ---------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ...............    (177,278)    (150,687)
  Payment of principal on mortgage payable ............................     (39,352)     (36,604)
                                                                          ---------    ---------

        Net cash used in financing activities .........................    (216,630)    (187,291)
                                                                          ---------    ---------


Net decrease in hotel operating cash and cash and cash equivalents ....    (202,718)     (22,475)

Hotel operating cash and cash and cash equivalents, beginning of period     401,934      326,889
                                                                          ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period .....   $ 199,216    $ 304,414
                                                                          =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $ 161,795    $ 164,543
                                                                          =========    =========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2001.

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


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $142,477 and $192,910 as of March 31, 2002 and December 31, 2001, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS - Continued

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid during the first quarter of 2001.

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance was repaid on April 9, 2002. The outstanding balances of $25,000 and $100,000 at March 31, 2002 and December 31, 2001, respectively, have been eliminated in the preparation of the accompanying balance sheets.


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

     During the three months ended March 31, 2002 and 2001, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements and $119,883 and $105,349, respectively, for estimated annual real estate taxes. As of March 31, 2002 and December 31, 2001, the servicer held $133,587 and $92,953, respectively, for capital improvements and $203,777 and $83,893, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both March 31, 2002 and December 31, 2001.


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


5.   MORTGAGE PAYABLE - Continued

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

     The Partnership made installments of principal and interest aggregating $201,147 during the three months ended both March 31, 2002 and 2001. The Partnership's balance on this loan was $8,356,946 and $8,396,298 as of March 31, 2002 and December 31, 2001, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distributions were declared and payable to BAC holders of record during the first quarters of 2002 and 2001.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first quarters of 2002 or 2001.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


7.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly, with a quarterly analysis of the actual amount due. For the three months ended March 31, 2002 and 2001, lease payments were $218,407 and $236,371, respectively.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $13,668 and $14,988 for the three months ended March 31, 2002 and 2001, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 for each of the three month periods ended March 31, 2002 and 2001, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $16,245 and $16,673 for the three months ended March 31, 2002 and 2001, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2002 and 2001.

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

                                Terrorist Attacks
                                -----------------

     On September 11, 2001, terrorists launched attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. The attacks had an immediate and significant adverse effect on the United States economy, particularly on the travel and hospitality industries. The hotels in which the Partnership is invested have been adversely affected in the aftermath of the September 11th terrorist attacks. Since the attacks, some of the hotels have experienced significant short-term declines in occupancy and revenue compared to the prior year. Thus far in 2002, these declines appear to be continuing at all of the hotels, with the exception of the University hotel, which has experienced results more consistent with 2001 actual results. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact that any terrorist attacks or the state of the economy could have on its operations, liquidity, or capital resources.

     As a result of the uncertainty, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the third quarter of 2001. Despite the continued uncertainty, the General Partner decided to make a distribution for the fourth quarter of 2001, and again decided to suspend distributions for the first quarter of 2002. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the second quarter of 2002 in August 2002. In the meantime, the General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels. Also, the General Partner has temporarily halted all major hotel renovations. At present, it is expected that major renovations will resume later in 2002.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements are needed to enhance the marketability of the hotels. Since 1997, the Partnership has funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

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

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders. See above for a discussion of the impact of the September 11th terrorist attacks on the Partnership's operations and liquidity.

     The Partnership's net cash provided by the hotels' operating activities for the three months ended March 31, 2002 and 2001, along with existing cash resources, was adequate to support investing and financing requirements. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves, and the capital projects, as discussed above. Current liabilities at March 31, 2002 totaled $1,021,748, which represents a $49,266 increase from the balance at December 31, 2001. This increase resulted from increases in accounts payable and accrued expenses, hotel trade payables, and the short-term portion of mortgage payable, partially offset by a decrease in distributions payable.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the current loan, the Partnership made installments of principal and interest aggregating $201,147 during the three months ended both March 31, 2002 and 2001. The Partnership's balance on this loan was $8,356,946 and $8,396,298 as of March 31, 2002 and December 31, 2001, respectively.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Capital Improvements, Real Estate Tax and Insurance Reserves Held by Servicer
-----------------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR) and estimated annual real estate taxes. During the three months ended March 31, 2002 and 2001, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements and $119,883 and $105,349, respectively, for estimated annual real estate taxes. As of March 31, 2002 and December 31, 2001, the servicer held $133,587 and $92,953, respectively, for capital improvements and $203,777 and $83,893, respectively, for real estate taxes. Additionally, the servicer held $3,522 for insurance reserves as of both March 31, 2002 and December 31, 2001.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $142,477 and $192,910 as of March 31, 2002 and December 31, 2001, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid during the first quarter of 2001.

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance was repaid on April 9, 2002.

Distributions to BAC Holders
----------------------------

     No distributions were declared and payable to BAC holders of record during the first quarters of 2002 and 2001.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership's net income, which consists principally of revenues from hotel operations, decreased $207,670 during the three month period ended March 31, 2002, from the comparable period in 2001, primarily due to a $337,253 decrease in gross operating income, and a $1,850 decrease in interest and other income, partially offset by a $128,685 decrease in unallocated operating expenses, and a $2,748 decrease in interest expense. The decrease in gross operating income was due to decreases in all revenue categories, partially offset by decreases in all departmental expense categories. The most notable decreases were in rooms revenue and rooms expense. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expense, energy expense, marketing expense, loss on disposal of fixed assets, building lease expense, and management fees, partially offset by increases in depreciation and amortization expense and in property taxes.

     See the following discussion for an analysis of each hotel's operating results for the three months ended March 31, 2002 and 2001.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

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

     As discussed above, four of the hotels have been adversely impacted in the aftermath of the September 11th terrorist attacks. As a result, the operating results may not be consistent with historical trends.

     The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The operating results and average occupancy for the hotels for the three months ended March 31, 2002 and 2001, follow.

                                                   Gross Operating Income
                                                 for the three months ended
                                                          March 31,
                                                ----------------------------
         Hotel Location                            2002              2001
         --------------                         ----------        ----------

         Clearwater, FL                         $  335,073        $  466,092
         Minneapolis, MN                           366,690           371,898
         Plymouth, MN                              111,303           186,427
         Roseville, MN                             143,370           191,925
         Scottsdale, AZ                            819,876           897,223
                                                ----------        ----------
           Total                                $1,776,312        $2,113,565
                                                ==========        ==========


                                                   Operating Income (Loss)
                                                 for the three months ended
                                                          March 31,
                                                ----------------------------
         Hotel Location                            2002              2001
         --------------                         ----------        ----------

         Clearwater, FL                         $  173,065        $  258,375
         Minneapolis, MN                           150,599           151,736
         Plymouth, MN                              (31,395)           25,278
         Roseville, MN                              (2,256)           29,585
         Scottsdale, AZ                            249,542           295,352
         Depreciation and net partnership
           operating expenses                     (359,112)         (369,465)
                                                ----------        ----------
           Total                                $  180,443        $  390,861
                                                ==========        ==========

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


                                                     Average Occupancy
                                                 for the three months ended
                                                          March 31,
                                                -----------------------------
         Hotel Location                            2002              2001
         --------------                         ----------        -----------

         Clearwater, FL                                69%               76%
         Minneapolis, MN                               72%               71%
         Plymouth, MN                                  45%               63%
         Roseville, MN                                 55%               68%
         Scottsdale, AZ                                83%               88%
                                                   ------            ------
           Weighted average occupancy (1)              67%               74%
                                                   ======            ======

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2002 decreased from the same period in 2001 as a result of an eighteen percent decrease in the average room rate, coupled with a seven point decrease in average occupancy. While economic conditions contributed to the 2002 results, the decreases in the average room rate and average occupancy were primarily due to the lack of demand in 2002 that was generated by Super Bowl XXXV, which was held in Tampa, Florida in January 2001. Partially offsetting the decrease in operating income was a decrease in marketing expense, mainly due to website development and advertising costs incurred during 2001.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2002 decreased slightly from the same period in 2001 as a result of a three percent decrease in the average room rate, partially offset by a one point increase in average occupancy. The increase in average occupancy was primarily due to in-house sales efforts, franchise-generated business, and the hospital-related business segment.

Plymouth, Minnesota: Gross operating income and operating income (loss) for the three month period ended March 31, 2002 decreased from the same period in 2001 as a result of an eighteen point decrease in average occupancy, while the average room rate remained constant. The decrease in average occupancy was mainly due to economic conditions, coupled with the lack of demand in 2002 that was generated in 2001 by corporate business, as well as business from the NCAA Final Four college basketball playoffs. Partially offsetting the decrease in operating income were decreases in energy expense, general and administrative expense, and management fees.

Roseville, Minnesota: Gross operating income and operating income (loss) for the three month period ended March 31, 2002 decreased from the same period in 2001 as a result of a thirteen point decrease in average occupancy, while the average room rate remained constant. The decrease in average occupancy was due to economic conditions, coupled with the lack of demand in 2002 that was generated in 2001 by corporate business, as well as business from the NCAA Final Four college basketball playoffs. Partially offsetting the decrease in operating income were decreases in general and administrative expense and energy expense.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended March 31, 2002 decreased from the same period in 2001 as a result of a five point decrease in average occupancy, coupled with a three percent decrease in the average room rate. The decreases in average occupancy and the average room rate were the results of economic conditions and the loss of two major corporate clients, one due to corporate relocation and the other due to cessation of business operations. Partially offsetting the decrease in operating income were decreases in building lease expense, general and administrative expense, marketing expense, and management fees.

Part II. OTHER INFORMATION
         -----------------
Item 5. Other Information
        ------------------

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                                  Tender Offers
                                  -------------

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

     During 2001 and 2002, a number of investors sold their BACs to other investors as a result of the tender offers described above. If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001 through March 14, 2001, the Partnership received sale transfer requests for approximately 4.8% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective March 19, 2001, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of BACs due to sales transactions were not recognized by the Partnership between March 20, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. From January 1, 2002 through May 10, 2002, the Partnership received sale transfer requests for approximately 4.7% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective May 13, 2002, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2002. As a result, transfers of BACs due to sales transactions will not be recognized by the Partnership between May 14, 2002 and December 31, 2002. This halt will be lifted effective January 1, 2003.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None.

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2002.

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



May 14, 2002                          by:  /s/ Michael J. Tuszka
------------                               -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)