Form 10QSB
period 2002-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2002-08-14
CIK 808377

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

                  For the quarterly period ended June 30, 2002


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2002


                                                                           Page


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          - June 30, 2002 and December 31, 2001............................  1

        Statements of Income
          - for the three and six months ended June 30, 2002 and 2001......  2

        Statement of Changes in Partners' (Deficit) Capital
          - for the six months ended June 30, 2002.........................  3

        Statements of Cash Flows
          - for the six months ended June 30, 2002 and 2001...............   4

        Notes to Financial Statements
          - June 30, 2002 and 2001........................................   5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  11


Part II. OTHER INFORMATION

Item 5.  Other Information................................................  16

Item 6.  Exhibits and Reports on Form 8-K.................................  17

Certification of Periodic Financial Report................................  18

Signature.................................................................  19

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                             June 30,      December 31,
                                                                                               2002            2001
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,842,824      13,840,515
  Furniture, fixtures and equipment ....................................................      2,234,377       2,105,067
  Leasehold improvements ...............................................................      1,431,234       1,422,865
                                                                                           ------------    ------------

                                                                                             19,082,925      18,942,937
  Less: accumulated depreciation and amortization ......................................     (8,349,642)     (7,794,067)
                                                                                           ------------    ------------

                                                                                             10,733,283      11,148,870

Hotel operating cash ...................................................................        328,741         224,656
Cash and cash equivalents ..............................................................           --           177,278
Working capital reserve ................................................................        317,965         192,910
Capital improvements and real estate tax reserves held by servicer .....................        269,909         180,368
Receivables and other assets ...........................................................        567,153         458,953
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $490,948 and $473,947, respectively ...............        529,155         546,157
Property purchase costs,
  net of accumulated amortization of $87,371 and $84,333, respectively .................         94,895          97,933
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 12,841,101    $ 13,027,125
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    547,927    $    465,992
  Distributions payable ................................................................           --           177,278
  Hotel trade payables .................................................................        190,539         176,272
  Short-term portion of mortgage payable ...............................................        158,973         152,940
                                                                                           ------------    ------------

Total current liabilities ..............................................................        897,439         972,482
                                                                                           ------------    ------------

Long term debt:
  Mortgage payable .....................................................................      8,159,659       8,243,358
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,057,098       9,215,840
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (313,104)       (312,558)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      4,097,107       4,123,843
                                                                                           ------------    ------------

    Total partners' capital ............................................................      3,784,003       3,811,285
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 12,841,101    $ 13,027,125
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                       For the three months ended     For the six months ended
                                                                June 30,                      June 30,
                                                       --------------------------    --------------------------
                                                           2002           2001          2002           2001
                                                       -----------    -----------    ----------     -----------
Revenue:
  Rooms ............................................   $ 2,158,863    $ 2,274,200    $ 4,493,443    $ 4,980,816
  Telephone ........................................        32,934         42,841         69,787         97,035
  Rental and other .................................        73,499         90,783        140,487        174,653
  Food and beverage ................................        18,865         17,998         29,067         33,277
                                                       -----------    -----------    -----------    -----------

                                                         2,284,161      2,425,822      4,732,784      5,285,781
                                                       -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ............................................      (650,178)      (679,331)    (1,263,731)    (1,348,717)
  Telephone ........................................       (22,772)       (28,121)       (44,842)       (57,415)
  Rental and other .................................       (34,266)       (33,905)       (62,613)       (67,764)
  Food and beverage ................................       (16,269)       (18,764)       (24,610)       (32,619)
                                                       -----------    -----------    -----------    -----------

                                                          (723,485)      (760,121)    (1,395,796)    (1,506,515)
                                                       -----------    -----------    -----------    -----------

Gross operating income .............................     1,560,676      1,665,701      3,336,988      3,779,266
                                                       -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ........................        22,104         25,793         44,486         50,026
  General and administrative .......................      (257,038)      (272,778)      (579,020)      (642,345)
  Building lease ...................................      (133,412)      (131,112)      (351,819)      (367,483)
  Marketing ........................................      (215,867)      (239,402)      (449,846)      (499,828)
  Depreciation and amortization ....................      (293,116)      (274,260)      (583,760)      (541,880)
  Energy ...........................................      (125,117)      (121,312)      (245,041)      (267,941)
  Property taxes ...................................      (161,739)      (152,202)      (323,478)      (304,404)
  Property operations and maintenance ..............      (158,029)      (152,164)      (301,918)      (300,575)
  Management fees ..................................       (80,206)       (85,176)      (166,542)      (185,528)
  Base asset management fee, paid to related parties       (23,437)       (23,437)       (46,875)       (46,875)
  Professional fees ................................       (17,915)       (16,922)       (35,829)       (33,843)
  Loss on disposal of fixed assets .................          --          (35,000)          --          (60,000)
                                                       -----------    -----------    -----------    -----------

                                                        (1,443,772)    (1,477,972)    (3,039,642)    (3,200,676)
                                                       -----------    -----------    -----------    -----------

Operating income ...................................       116,904        187,729        297,346        578,590

Other expense:
  Interest expense .................................      (162,833)      (165,666)      (324,628)      (330,209)
                                                       -----------    -----------    -----------    -----------

Net (loss) income ..................................   $   (45,929)   $    22,063    $   (27,282)   $   248,381
                                                       ===========    ===========    ===========    ===========


Net (loss) income allocated to General Partner (2%)    $      (919)   $       441    $      (546)   $     4,968
                                                       ===========    ===========    ===========    ===========

Net (loss) income allocated to BAC Holders (98%) ...   $   (45,010)   $    21,622    $   (26,736)   $   243,413
                                                       ===========    ===========    ===========    ===========

Net (loss) income per BAC,
  based on 868,662 BACs outstanding ................   $      (.05)   $      0.02    $      (.03)   $      0.28
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                               Beneficial
                                                                Assignee
                                                 General      Certificate
                                                 Partner         Holders        Total
                                               ------------   -----------    -----------
Partners' (deficit) capital, January 1, 2002   $  (312,558)   $ 4,123,843    $ 3,811,285

  Net loss .................................          (546)       (26,736)       (27,282)
                                               -----------    -----------    -----------

Partners' (deficit) capital, June 30, 2002 .   $  (313,104)   $ 4,097,107    $ 3,784,003
                                               ===========    ===========    ===========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the six months ended
                                                                                            June 30,
                                                                                   -----------------------
                                                                                      2002        2001
                                                                                   ---------    ---------
Cash flows from operating activities:
  Net (loss) income ............................................................   $ (27,282)   $ 248,381

  Adjustments to reconcile  net (loss)  income to net cash provided by operating activities:
    Depreciation and amortization ..............................................     583,760      541,880
    Loss on disposal of fixed assets ...........................................        --         60,000

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ............................    (116,345)     (58,074)
      Increase in accounts payable and accrued expenses ........................      81,935      296,472
      Increase (decrease) in hotel trade payables ..............................      14,267      (96,175)
                                                                                   ---------    ---------

        Net cash provided by operating activities ..............................     536,335      992,484
                                                                                   ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment ......................................    (139,988)    (496,125)
  Net (deposits to) withdrawals from working capital reserve ...................    (125,055)       8,456
  Net (deposits to) withdrawals from capital improvements
    and real estate tax reserves held by servicer ..............................     (89,541)      12,780
                                                                                   ---------    ---------

        Net cash used in investing activities ..................................    (354,584)    (474,889)
                                                                                   ---------    ---------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ........................    (177,278)    (150,687)
  Payment of principal on mortgage payable .....................................     (77,666)     (72,086)
                                                                                   ---------    ---------

        Net cash used in financing activities ..................................    (254,944)    (222,773)
                                                                                   ---------    ---------

Net (decrease) increase in hotel operating cash and cash and cash equivalents ..     (73,193)     294,822

Hotel operating cash and cash and cash equivalents, beginning of period ........     401,934      326,889
                                                                                   ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ..............   $ 328,741    $ 621,711
                                                                                   =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $ 324,628    $ 330,209
                                                                                   =========    =========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $317,965 and $192,910 as of June 30, 2002 and December 31, 2001, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS - Continued

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid during the first quarter of 2001.

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance was repaid on April 9, 2002. The outstanding balance of $100,000 at December 31, 2001, was eliminated in the preparation of the accompanying balance sheet at December 31, 2001.

     On June 24, 2002, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. The outstanding balance of $150,000 at June 30, 2002, was eliminated in the preparation of the accompanying balance sheet at June 30, 2002.


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES
       HELD BY SERVICER

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

     During the six months ended June 30, 2002 and 2001, the Partnership made escrow deposits aggregating $116,188 and $116,188, respectively, for capital improvements and $239,768 and $210,699, respectively, for estimated annual real estate taxes. As of June 30, 2002 and December 31, 2001, the servicer held $126,489 and $92,953, respectively, for capital improvements and $143,420 and $87,415, respectively, for real estate taxes.


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

                             June 30, 2002 and 2001

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

     The Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2002 and 2001. The Partnership's balance on this loan was $8,318,632 and $8,396,298 as of June 30, 2002 and December 31, 2001, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     Distributions declared and payable to BAC holders of record during the first two quarters of 2002 and 2001 follow.

                                       2002                        2001
                              ----------------------      ---------------------
          Quarter Ended         Total        Per BAC        Total       Per BAC
          -------------       ---------      -------      ---------     -------

          March 31            $      --      $    --      $      --     $    --
          June 30                    --           --        173,732        0.20
                              ---------      -------      ---------     -------

                              $      --      $    --      $ 173,732     $  0.20
                              =========      =======      =========     =======

7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first two quarters of 2002 or 2001.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


7.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. The lease has been extended to expire on December 31, 2003. The lease may be renewed at the option of the lessee for an additional five year period. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly, with a quarterly analysis of the actual amount due. For the three months ended June 30, 2002 and 2001, lease payments were $133,412 and $131,112, respectively; for the six months ended June 30, 2002 and 2001, lease payments were $351,819 and $367,483, respectively.

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

          In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002, and $20,931 was funded from the Partnership's working capital reserve in July 2002.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $13,668 and $14,987 for the three months ended June 30, 2002 and 2001, respectively; for the six months ended June 30, 2002 and 2001, such gross rental income was $27,336 and $29,975, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2002 and 2001, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid
$9,716 and $25,961 for the three and six months ended June 30, 2002, respectively, and $20,851 and $37,524 for the three and six months ended June 30, 2001, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,437 and $46,875 for each of the three and six month periods ended June 30, 2002 and 2001.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


9.   RELATED PARTY TRANSACTIONS - Continued

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

                                Terrorist Attacks
                                -----------------

     On September 11, 2001, terrorists launched attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. The attacks had an immediate and significant adverse effect on the United States economy, particularly on the travel and hospitality industries. The hotels in which the Partnership is invested have been adversely affected in the aftermath of the September 11th terrorist attacks. Since the attacks, some of the hotels have experienced significant declines in occupancy and revenue compared to the prior year. For the entire first half of 2002, these declines appear to be continuing at all of the hotels, with the exception of the Minneapolis hotel, which has experienced results more consistent with results for the first half of 2001. For the second quarter of 2002, the Clearwater and Scottsdale hotels have experienced results more consistent with results for the second quarter of 2001. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact that any terrorist attacks or the state of the economy could have on its operations, liquidity, or capital resources.

     As a result of the uncertainty, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the third quarter of 2001. Despite the continued uncertainty, the General Partner decided to make a distribution for the fourth quarter of 2001, but again decided to suspend distributions for the first and second quarters of 2002. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the third quarter of 2002 in November 2002. In the meantime, the General Partner continues to work closely with the hotels' manager to institute stricter cost- cutting and cost-control measures in an effort to maintain liquidity at the hotels. The General Partner halted all major hotel renovations in September 2001, but resumed the renovation project at the Minneapolis hotel in the second quarter of 2002.

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

     In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the
Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002, and $20,931 was funded from the working capital reserve of the Partnership in July 2002.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders. See above for a discussion of the impact of the September 11, 2001, terrorist attacks on the Partnership's operations and liquidity.

     The Partnership's net cash provided by the hotels' operating activities for the six months ended June 30, 2002 and 2001, along with existing cash resources, was adequate to support investing and financing requirements. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves, and the capital projects, as discussed above. Current liabilities at June 30, 2002 totaled $897,439, which represents a $75,043 decrease from the balance at December 31, 2001. This decrease resulted from a decrease in distributions payable, partially offset by increases in accounts payable and accrued expenses, hotel trade payables, and the short- term portion of mortgage payable.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the current loan, the Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2002 and 2001. The Partnership's balance on this loan was $8,318,632 and $8,396,298 as of June 30, 2002 and December 31, 2001,
respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR) and estimated annual real estate taxes. During the six months ended June 30, 2002 and 2001, the Partnership made escrow deposits aggregating $116,188 and $116,188, respectively, for capital improvements and $239,768 and $210,699, respectively, for estimated annual real estate taxes. As of June 30, 2002 and December 31, 2001, the servicer held $126,489 and $92,953, respectively, for capital improvements and $143,420 and $87,415, respectively, for real estate taxes.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $317,965 and $192,910 as of June 30, 2002 and December 31, 2001, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

     On June 24, 2002, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which is projected to be repaid in the first and/or second quarters of 2003.

Distributions to BAC Holders
----------------------------

     Distributions declared and payable to BAC holders of record during the first two quarters of 2002 and 2001 follow.

                                      2002                         2001
                             ----------------------       --------------------
          Quarter Ended        Total        Per BAC         Total      Per BAC
          -------------      ---------      -------       ---------    -------

          March 31           $      --      $    --       $      --    $    --
          June 30                   --           --         173,732       0.20
                             ---------      -------       ---------    -------

                             $      --      $    --       $ 173,732    $  0.20
                             =========      =======       =========    =======


                      Results of Operations -- Partnership
                      ------------------------------------

     The  Partnership  recognized  net loss during the three month  period ended
June 30, 2002, compared to net income in the corresponding period in 2001, primarily due to a $105,025 decrease in hotel gross operating income and a $3,689 decrease in interest and other income, partially offset by a $2,889 decrease in unallocated operating expenses, and a $2,833 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in three hotel revenue categories, partially offset by decreases in three hotel departmental expense categories. The most notable decreases were in rooms revenue and rooms expense. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expense, marketing expense, and management fees, partially offset by increases in building lease expense, energy expense, property operations and maintenance, depreciation and amortization expense, property taxes, and professional fees.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

     The Partnership recognized net loss during the six month period ended June 30, 2002, compared to net income in the corresponding period in 2001, primarily due to a $442,278 decrease in hotel gross operating income and a $5,540 decrease in interest and other income, partially offset by a $106,574 decrease in unallocated operating expenses, a $60,000 decrease in loss on disposal of fixed assets, and a $5,581 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in all hotel revenue categories, partially offset by decreases in all hotel departmental expense categories. Decreases in unallocated operating expenses are as discussed above, except for building lease expense and energy expense which decreased during the six month period ended June 30, 2002.

     See the following discussion for an analysis of each hotel's operating results for the three and six months ended June 30, 2002 and 2001.

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

     As discussed above, four of the hotels have been adversely impacted in the aftermath of the September 11, 2001, terrorist attacks. As a result, the operating results may not be consistent with historical trends.

     The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The operating results and average occupancy for the hotels for the three and six months ended June 30, 2002 and 2001, follow.

                                               Gross Operating Income              Gross Operating Income
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             --------------------------          --------------------------
                                                2002               2001             2002              2001
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                      $  204,723         $  205,831       $  539,796        $  671,923
         Minneapolis, MN                        469,627            477,225          836,317           849,123
         Plymouth, MN                           201,100            243,511          312,403           429,938
         Roseville, MN                          241,767            298,285          385,137           490,210
         Scottsdale, AZ                         443,459            440,849        1,263,335         1,338,072
                                             ----------         ----------       ----------        ----------
                                             $1,560,676         $1,665,701       $3,336,988        $3,779,266
                                             ==========         ==========       ==========        ==========

                                      -14-

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

                                               Operating Income (Loss)                Operating Income
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             --------------------------          --------------------------
                                                2002               2001             2002              2001
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                      $   61,987         $   47,986       $  235,052        $  306,363
         Minneapolis, MN                        242,763            259,400          379,694           396,157
         Plymouth, MN                            60,532            103,346           29,137           128,633
         Roseville, MN                           98,510            145,966          106,848           175,570
         Scottsdale, AZ                          (5,560)           (10,988)         243,982           284,384
         Depreciation and partnership
           operating expenses                  (341,328)          (357,981)        (697,367)         (712,517)
                                             ----------         ----------       ----------        ----------
                                             $  116,904         $  187,729       $  297,346        $  578,590
                                             ==========         ==========       ==========        ==========

                                                  Average Occupancy                   Average Occupancy
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             --------------------------          --------------------------
                                                2002               2001             2002              2001
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                            56%               52%              62%               64%
         Minneapolis, MN                           84%               84%              78%               78%
         Plymouth, MN                              72%               74%              59%               69%
         Roseville, MN                             69%               82%              62%               75%
         Scottsdale, AZ                            79%               77%              81%               82%
                                                  ---               ---              ---               ---
         Weighted Average Occupancy (1)            73%               74%              70%               74%
                                                  ===               ===              ===               ===

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

                        Three Months Ended June 30, 2002
                        --------------------------------

Clearwater, Florida: Gross operating income for the three month period ended June 30, 2002, was consistent with results for the 2001 period. The decrease in average room rate of five percent was offset by a four point increase in average occupancy. Operating income increased by $14,000 due to cost containment measures implemented by management.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2002, decreased slightly from the 2001 period. While occupancy remained steady, the average room rate decreased two percent. The Minneapolis hotel is somewhat insulated from downturns in the economy due to its proximity to the University of Minnesota and local hospitals, which provide much of its business.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2002, decreased from the 2001 period as a result of weak demand stemming from the economic slowdown in the technology sector. Management has replaced lost room nights with lower rate group business, which has kept the decline in occupancy to two points.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2002, decreased from the 2001 period due to a 13 point decline in occupancy related to the weak economy. Work stoppage on the local light rail system and a slowdown at a major local company were the primary causes of the decline in occupancy.

Part I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Scottsdale, Arizona: Gross operating income and operating loss for the three month period ended June 30, 2002, improved from the 2001 period as a result of cost-control and cost-cutting measures undertaken by management in all departments, combined with a two point increase in occupancy. The hotel continues to exceed its competition in occupancy; however, average room rates in the Scottsdale area continue to decline.

                         Six Months Ended June 30, 2002

Clearwater, Florida: Results for the six month period ended June 30, 2001, were unusually good primarily as a result of Super Bowl XXXV, which was held in Tampa, Florida in January 2001. Excluding the Super Bowl effect, gross operating income and operating income for the six month period ended June 30, 2002, have been more consistent with historic trends.

Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2002, decreased slightly from the 2001 period. While occupancy remained steady, the average room rate decreased two percent.

Plymouth, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2002, decreased from the 2001 period as a result of the depressed economy which has impacted the hotel consistently since the fourth quarter of 2001. Although the hotel's results have improved during the second quarter of 2002 from the first quarter, the combined six month results still show a decrease from the first half of 2001.

Roseville, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2002, decreased from the 2001 period as a result of continued weak economic conditions and the loss of group business which had been generated from local construction projects.

Scottsdale, Arizona: Gross operating income and operating income for the six month period ended June 30, 2002, decreased from the 2001 period as a result of continued apprehension about travel, especially from overseas clientele. In addition, the hotel lost two major corporate clients, one due to corporate relocation and the other due to cessation of business operations.


Part II. OTHER INFORMATION
Item 5. Other Information
        ------------------

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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None.

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2002.

All other Items are not applicable.

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, we, the undersigned, certify that, to the best of or knowledge, this periodic report of CRI HOTEL INCOME PARTNERS, L.P., filed on Form 10-QSB for the quarterly period ended June 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                          CRI HOTEL INCOME PARTNERS, L.P.
                          ------------------------------------------------------
                          (Registrant)

                          by:  CRICO Hotel Associates I, L.P.
                               -------------------------------------------------
                               General Partner

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    its General Partner


August 13, 2002                     by:  /s/ William B. Dockser
---------------                          ---------------------------------------
DATE                                     William B. Dockser,
                                           Director, Chairman of the Board,
                                           and Treasurer
                                           (Principal Executive Officer)




August 13, 2002                      by:  /s/ Michael J. Tuszka
---------------                           --------------------------------------
DATE                                      Michael J. Tuszka,
                                            Vice President
                                            and Chief Accounting Officer
                                            (Principal Financial Officer)


     This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CRI HOTEL INCOME PARTNERS, L.P.
                         -------------------------------------------------------
                         (Registrant)

                         by:  CRICO Hotel Associates I, L.P.
                              --------------------------------------------------
                              General Partner

                              by:  C.R.I., Inc.
                                   ---------------------------------------------
                                   its General Partner



August 13, 2002                    by:  /s/ Michael J. Tuszka
---------------                         ----------------------------------------
DATE                                    Michael J. Tuszka
                                          Vice President
                                          and Chief Accounting Officer
                                          (Principal Financial Officer
                                           and Principal Accounting Officer)