Form 10QSB
period 2002-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2002-11-14
CIK 808377

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                           Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2002 and December 31, 2001.....................   1

         Statements of Income
           - for the three and nine months ended September 30, 2002
             and 2001.....................................................   2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2002.................   3

         Statements of Cash Flows
           - for the nine months ended September 30, 2002 and 2001........   4

         Notes to Financial Statements
           - September 30, 2002 and 2001..................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  11

Item 3.  Controls and Procedures..........................................  16


PART II. OTHER INFORMATION

Item 5.  Other Information................................................  17

Item 6.  Exhibits and Reports on Form 8-K.................................  18

Signature.................................................................  19

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350.....  20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2002           2001
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,892,471      13,840,515
  Furniture, fixtures and equipment ....................................................      2,310,235       2,105,067
  Leasehold improvements ...............................................................      1,431,234       1,422,865
                                                                                           ------------    ------------

                                                                                             19,208,430      18,942,937
  Less: accumulated depreciation and amortization ......................................     (8,631,629)     (7,794,067)
                                                                                           ------------    ------------

                                                                                             10,576,801      11,148,870

Hotel operating cash ...................................................................        174,787         224,656
Cash and cash equivalents ..............................................................        177,278         177,278
Working capital reserve ................................................................        332,981         192,910
Capital improvements and real estate tax reserves held by servicer .....................        158,251         180,368
Receivables and other assets ...........................................................        568,970         458,953
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $499,449 and $473,947, respectively ...............        520,655         546,157
Property purchase costs,
  net of accumulated amortization of $88,890 and $84,333, respectively .................         93,377          97,933
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 12,603,100    $ 13,027,125
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    470,390    $    465,992
  Distributions payable ................................................................        177,278         177,278
  Hotel trade payables .................................................................        136,079         176,272
  Short-term portion of mortgage payable ...............................................        162,130         152,940
                                                                                           ------------    ------------

Total current liabilities ..............................................................        945,877         972,482
                                                                                           ------------    ------------

Long term debt:
  Mortgage payable .....................................................................      8,119,242       8,243,358
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,065,119       9,215,840
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (318,025)       (312,558)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      3,856,006       4,123,843
                                                                                           ------------    ------------

    Total partners' capital ............................................................      3,537,981       3,811,285
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 12,603,100    $ 13,027,125
                                                                                           ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                       For the three months ended     For the nine months ended
                                                             September 30,                 September 30,
                                                      ---------------------------    ---------------------------
                                                          2002           2001           2002           2001
                                                      -----------     -----------    -----------    -----------
Revenue:
  Rooms ............................................   $ 2,085,633    $ 2,251,745    $ 6,579,076    $ 7,232,561
  Telephone ........................................        31,135         37,996        100,922        135,031
  Rental and other .................................        72,807         82,047        213,294        256,700
  Food and beverage ................................        11,463         14,035         40,530         47,312
                                                       -----------    -----------    -----------    -----------

                                                         2,201,038      2,385,823      6,933,822      7,671,604
                                                       -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ............................................      (642,022)      (696,005)    (1,905,753)    (2,044,722)
  Telephone ........................................       (21,343)       (27,006)       (66,185)       (84,421)
  Rental and other .................................       (32,246)       (32,600)       (94,859)      (100,364)
  Food and beverage ................................       (11,023)       (12,841)       (35,633)       (45,460)
                                                       -----------    -----------    -----------    -----------

                                                          (706,634)      (768,452)    (2,102,430)    (2,274,967)
                                                       -----------    -----------    -----------    -----------

Gross operating income .............................     1,494,404      1,617,371      4,831,392      5,396,637
                                                       -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ........................        22,717         25,253         67,203         75,279
  General and administrative .......................      (276,624)      (261,781)      (855,644)      (904,126)
  Building lease ...................................       (96,721)      (101,442)      (448,540)      (468,925)
  Marketing ........................................      (208,390)      (223,991)      (658,236)      (723,819)
  Depreciation and amortization ....................      (296,079)      (278,820)      (879,839)      (820,700)
  Energy ...........................................      (128,472)      (142,311)      (373,513)      (410,252)
  Property taxes ...................................      (151,766)      (152,202)      (475,244)      (456,606)
  Property operations and maintenance ..............      (145,278)      (145,174)      (447,196)      (445,749)
  Management fees ..................................       (77,295)       (83,768)      (243,837)      (269,296)
  Base asset management fee, paid to related parties       (23,438)       (23,438)       (70,313)       (70,313)
  Professional fees ................................       (17,914)       (16,921)       (53,743)       (50,764)
  Loss on disposal of fixed assets .................          --          (16,000)          --          (76,000)
                                                       -----------    -----------    -----------    -----------

                                                        (1,399,260)    (1,420,595)    (4,438,902)    (4,621,271)
                                                       -----------    -----------    -----------    -----------

Operating income ...................................        95,144        196,776        392,490        775,366

Other expense:
  Interest expense .................................      (163,888)      (166,808)      (488,516)      (497,016)
                                                       -----------    -----------    -----------    -----------

Net (loss) income ..................................   $   (68,744)   $    29,968    $   (96,026)   $   278,350
                                                       ===========    ===========    ===========    ===========


Net (loss) income allocated to General Partner (2%)    $    (1,375)   $       599    $    (1,921)   $     5,567
                                                       ===========    ===========    ===========    ===========

Net (loss) income allocated to BAC Holders (98%) ...   $   (67,369)   $    29,369    $   (94,105)   $   272,783
                                                       ===========    ===========    ===========    ===========

Net (loss) income per BAC,
  based on 868,662 BACs outstanding ................   $      (.08)   $      0.03    $     (0.11)   $      0.31
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                                         Beneficial
                                                                                          Assignee
                                                                       General           Certificate
                                                                       Partner             Holders             Total
                                                                      ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2002                          $(312,558)         $4,123,843         $3,811,285

  Net loss                                                               (1,921)            (94,105)           (96,026)

  Distribution of $0.20 per BAC                                          (3,546)           (173,732)          (177,278)
                                                                      ---------          ----------         ----------

Partners' (deficit) capital, September 30, 2002                       $(318,025)         $3,856,006         $3,537,981
                                                                      =========          ==========         ==========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                     2002            2001
                                                                                   ---------      ----------
Cash flows from operating activities:
  Net (loss) income ............................................................   $   (96,026)   $   278,350

  Adjustments to reconcile  net (loss)  income to net cash provided by operating activities:
    Depreciation and amortization ..............................................       879,839        820,700
    Loss on disposal of fixed assets ...........................................          --           76,000

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ............................      (122,236)      (230,328)
      Increase in accounts payable and accrued expenses ........................         4,398        141,932
      (Decrease) increase in hotel trade payables ..............................       (40,193)        26,877
                                                                                   -----------    -----------

        Net cash provided by operating activities ..............................       625,782      1,113,531
                                                                                   -----------    -----------


Cash flows from investing activities:
  Net additions to property and equipment ......................................      (265,493)      (651,740)
  Net deposits to working capital reserve ......................................      (140,071)       (89,872)
  Net withdrawals from capital improvements
    and real estate tax reserves held by servicer ..............................        22,117        108,926
                                                                                   -----------    -----------

        Net cash used in investing activities ..................................      (383,447)      (632,686)
                                                                                   -----------    -----------

Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ........................      (177,278)      (327,965)
  Payment of principal on mortgage payable .....................................      (114,926)      (106,425)
                                                                                   -----------    -----------

        Net cash used in financing activities ..................................      (292,204)      (434,390)
                                                                                   -----------    -----------

Net (decrease) increase in hotel operating cash and cash and cash equivalents ..       (49,869)        46,455

Hotel operating cash and cash and cash equivalents, beginning of period ........       401,934        326,889
                                                                                   -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period ..............   $   352,065    $   373,344
                                                                                   ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $   488,516    $   497,017
                                                                                   ===========    ===========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

         The working capital reserve of $332,981 and $192,910 as of September 30, 2002 and December 31, 2001, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

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

     On June 24, 2002, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which remains outstanding at September 30, 2002.


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

     During the nine months ended September 30, 2002 and 2001, the Partnership made escrow deposits aggregating $174,281 and $174,281, respectively, for capital improvements and $359,652 and $316,048, respectively, for estimated annual real estate taxes. As of September 30, 2002 and December 31, 2001, the servicer held $78,710 and $92,953, respectively, for capital improvements and $79,541 and $87,415, respectively, for real estate taxes.


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

                           September 30, 2002 and 2001

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

     The Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 2002 and 2001. The Partnership's balance on this loan was $8,281,372 and $8,396,298 as of September 30, 2002 and December 31, 2001, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     Distributions declared and payable to BAC holders of record during the first three quarters of 2002 and 2001 follow.

                                            2002                          2001
                                   -------------------------     ------------------------
          Quarter Ended              Total           Per BAC       Total          Per BAC
          -------------            ---------         -------     ---------        -------
          March 31                 $      --         $    --     $      --        $    --
          June 30                         --              --       173,732           0.20
          September 30               173,732            0.20            --             --
                                   ---------         -------     ---------        -------
                                   $ 173,732         $  0.20     $ 173,732        $  0.20
                                   =========         =======     =========        =======


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first three quarters of 2002 or 2001.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)

7.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly, with a quarterly analysis of the actual amount due. For the three months ended September 30, 2002 and 2001, lease payments were $96,721 and $101,442, respectively; for the nine months ended September 30, 2002 and 2001, lease payments were $448,540 and $468,925, respectively.

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

          In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002, and $56,015 was funded from the Partnership's working capital reserve in July and August 2002.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of income, was $13,668 and $14,987 for the three months ended September 30, 2002 and 2001, respectively, and $41,003 and $44,963 for the nine months ended September 30, 2002 and 2001, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of income, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2002 and 2001, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $11,937 and $30,600 for the three and nine months ended September 30, 2002, respectively, and $11,890 and $49,414 for the three and nine months ended September 30, 2001, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2002 and 2001.

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

                           September 30, 2002 and 2001

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

                                Terrorist Attacks
                                -----------------

     On September 11, 2001, terrorists launched attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. The attacks had an immediate and significant adverse effect on the United States economy, particularly on the travel and hospitality industries. The hotels in which the Partnership is invested have been adversely affected in the aftermath of the September 11th terrorist attacks. Since the attacks, some of the hotels have experienced significant declines in occupancy and/or revenue compared to the prior year. For the first nine months of 2002, these declines appear to be continuing at all of the hotels, with the exception of the Minneapolis hotel, which has experienced results more consistent with results for the first nine months of 2001. For the third quarter of 2002, the Clearwater, Minneapolis and Scottsdale hotels have experienced results more consistent with results for the third quarter of 2001. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and short term commitments, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact that any future terrorist attacks or the state of the economy could have on its operations, liquidity, or capital resources.

     As a result of the uncertainty, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the third quarter of 2001. Despite the continued uncertainty, the General Partner decided to make a distribution for the fourth quarter of 2001, but again decided to suspend distributions for the first and second quarters of 2002. The General
Partner will make a distribution for the third quarter of 2002. The General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels. The General Partner halted all major hotel renovations in September 2001, but resumed the renovation project at the Minneapolis hotel in the second quarter of 2002.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements are needed to enhance the marketability of the hotels. Since 1997, the Partnership has funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements. As of November 12, 2002, a total of approximately $54,000 remains to be funded from the working capital reserve during the fourth quarter of 2002 and the first quarter of 2003 for the Minneapolis hotel renovation project.

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

     In April 2001, the Partnership approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the
Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002, and $56,015 was funded from the working capital reserve of the Partnership in July and August 2002.

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

     The Partnership's net cash provided by the hotels' operating activities for the nine months ended September 30, 2002 and 2001, along with existing cash resources, was adequate to support investing and financing requirements. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and short term commitments, and to fund the working capital and capital improvements reserves, and the Minneapolis hotel renovation. Current liabilities at September 30, 2002 totaled $945,877, which represents a $26,605 decrease from the balance at December 31, 2001. This decrease resulted from a decrease in hotel trade payables, partially offset by increases in accounts payable and accrued expenses, and in the short-term portion of mortgage payable.

Financing
---------

     On December 19, 1997, the Partnership refinanced the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the current loan, the Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 2002 and 2001. The Partnership's balance on this loan was $8,281,372 and $8,396,298 as of September 30, 2002 and December 31, 2001, respectively.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR) and estimated annual real estate taxes. During the nine months ended September 30, 2002 and 2001, the Partnership made escrow deposits aggregating $174,281 and $174,281, respectively, for capital improvements and $359,652 and $316,048, respectively, for estimated annual real estate taxes. As of September 30, 2002 and December 31, 2001, the servicer held $78,710 and $92,953, respectively, for capital improvements and $79,541 and $87,415, respectively, for real estate taxes.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $332,981 and $192,910 as of September 30, 2002 and December 31, 2001, respectively, represents cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

Distributions to BAC Holders
----------------------------

     Distributions declared and payable to BAC holders of record during the first three quarters of 2002 and 2001 follow.

                                                     2002                          2001
                                            ----------------------       ------------------------
          Quarter Ended                       Total        Per BAC         Total          Per BAC
          -------------                     ---------      -------       ---------        -------
          March 31                          $      --      $    --       $      --        $    --
          June 30                                  --           --         173,732           0.20
          September 30                        173,732         0.20              --             --
                                            ---------      -------       ---------        -------

                                            $ 173,732      $  0.20       $ 173,732        $  0.20
                                            =========      =======       =========        =======

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net loss during the three month period ended September 30, 2002, compared to net income in the corresponding period in 2001, primarily due to a $122,967 decrease in hotel gross operating income and a $2,536 decrease in interest and other income, partially offset by a $23,871 decrease in unallocated operating expenses and a $2,920 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in all hotel revenue categories, partially offset by decreases in all hotel departmental expense categories. The most notable decreases were in rooms revenue and rooms expense. The decrease in unallocated operating expenses was primarily due to decreases in marketing expense and in loss on disposal of fixed assets, and also due to decreases in building lease expense, energy expense, and

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

management fees, partially offset by increases in general and administrative expense, and in depreciation and amortization expense.

     The Partnership recognized net loss during the nine month period ended September 30, 2002, compared to net income in the corresponding period in 2001, primarily due to a $565,245 decrease in hotel gross operating income and an $8,076 decrease in interest and other income, partially offset by a $190,445 decrease in unallocated operating expenses and an $8,500 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in all hotel revenue categories, partially offset by decreases in all hotel departmental expense categories. Once again, the most notable decreases were in rooms revenue and rooms expense. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expense, marketing expense and in loss on disposal of fixed assets, and also due to decreases in building lease expense, energy expense, and management fees, partially offset by increases in depreciation and amortization expense and property taxes.

     See the following discussion for an analysis of each hotel's operating results for the three and nine months ended September 30, 2002 and 2001.

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

     The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The operating results and average occupancy for the hotels for the three and nine months ended September 30, 2002 and 2001, follow.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

                                               Gross Operating Income              Gross Operating Income
                                             for the three months ended           for the nine months ended
                                                    September 30,                       September 30,
                                             -----------------------------       ----------------------------
                                                2002               2001             2002              2001
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                      $  148,384         $  152,651       $  688,180        $  824,574
         Minneapolis, MN                        545,157            545,727        1,381,474         1,394,850
         Plymouth, MN                           217,145            282,088          529,548           712,026
         Roseville, MN                          278,065            319,319          663,202           809,529
         Scottsdale, AZ                         305,653            317,586        1,568,988         1,655,658
                                             ----------         ----------       ----------        ----------
                                             $1,494,404         $1,617,371       $4,831,392        $5,396,637
                                             ==========         ==========       ==========        ==========

                                               Operating Income (Loss)                Operating Income
                                             for the three months ended           for the nine months ended
                                                    September 30,                       September 30,
                                             -----------------------------       -----------------------------
                                                2002               2001              2002              2001
                                             ----------         ----------       -----------       -----------
         Clearwater, Fl                      $   10,597         $   10,993       $   245,649       $   317,349
         Minneapolis, MN                        307,973            316,216           687,667           712,361
         Plymouth, MN                            85,089            131,702           114,226           260,337
         Roseville, MN                          136,859            162,102           243,707           337,655
         Scottsdale, AZ                         (92,770)           (79,420)          151,212           204,966
         Depreciation and partnership
           operating expenses                  (352,604)          (344,817)       (1,049,971)       (1,057,302)
                                             ----------         ----------       -----------       -----------
                                             $   95,144         $  196,776       $   392,490       $   775,366
                                             ==========         ==========       ===========       ===========


                                                 Average Occupancy                   Average Occupancy
                                             for the three months ended           for the nine months ended
                                                    September 30,                       September 30,
                                             -----------------------------       -----------------------------
                                                2002               2001             2002               2001
                                             ----------         ----------       ----------        -----------
         Clearwater, Fl                            47%               47%              57%               58%
         Minneapolis, MN                           90%               92%              82%               83%
         Plymouth, MN                              70%               78%              62%               72%
         Roseville, MN                             75%               88%              66%               79%
         Scottsdale, AZ                            67%               71%              76%               78%
                                                  ---               ---              ---               ---
         Weighted Average Occupancy (1)            70%               75%              70%               75%
                                                  ===               ===              ===               ===


(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

                      Three Months Ended September 30, 2002
                      -------------------------------------

Clearwater, Florida: Gross operating income for the three month period ended September 30, 2002, decreased slightly from the same period in 2001 as a result of diminished tourism to the local area and a weak national economy. Higher rated properties have been reducing their rates which takes away business from limited service hotels like the Days Inn. Operating income and average occupancy remained constant from period to period.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2002, were substantially the same as the same period in 2001. While average occupancy was down due to the lack of University of Minnesota student housing contracts, average rate increased enough to compensate for lost room nights.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Plymouth, Minnesota: Gross operating income, operating income and average occupancy for the three month period ended September 30, 2002, were well below the same period in 2001. Lack of demand for room nights has caused fierce price competition, resulting in the hotel having to fill empty rooms with lower rated business.

Roseville, Minnesota: Gross operating income, operating income and average occupancy for the three month period ended September 30, 2002, were well below the same period in 2001. The hotel has seen demand drop in the corporate and group business segments. Construction on the local light rail project has been halted and a major convention did not return to Roseville in 2002.

Scottsdale, Arizona: Gross operating income and average occupancy for the three month period ended September 30, 2002, were down slightly from the same period in 2001. Operating loss increased from the same period in 2001. International events in the Middle East have disrupted the tour and travel segment of the hotel. The hotel also lost room nights due to a major client relocating its corporate office and wild fires in various western states.

                      Nine months Ended September 30, 2002
                      ------------------------------------

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2001, were down from the same period in 2001 due to a sluggish economy and the inability to repeat the success created by the Super Bowl in Tampa in January 2001. Excluding the Super Bowl effect, financial results were consistent between the 2002 and 2001 periods.

Minneapolis, Minnesota: Gross operating income, operating income and average occupancy for the nine month period ended September 30, 2002, were down slightly from the same period in 2001. Variances in occupancy and rate were offset by reductions in expenses.

Plymouth, Minnesota: Gross operating income, operating income and average occupancy for the nine month period ended September 30, 2002, were down significantly from the same period in 2001. The Plymouth market has not recovered from the market decreases in the technology sector. Corporate business has declined substantially.

Roseville, Minnesota: Gross operating income, operating income and average occupancy for the nine month period ended September 30, 2002, were down considerably from the same period in 2001. Weak demand has caused rate conscious travelers to demand more for less. A nearby, newly renovated Radisson Hotel is luring away Days Inn customers with drastically reduced rates.

Scottsdale, Arizona: Gross operating income, operating income and average occupancy for the nine month period ended September 30, 2002, were down from the same period in 2001. While management continues to replace lost room nights with new business, the overall demand for rooms in Scottsdale has been declining.


Item 3. Controls and Procedures
        -----------------------

     In October 2002, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION
Item 5. Other Information
        ------------------

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                                  Tender Offers
                                  -------------

     On December 12, 2000, Everest Properties (Everest), a Beneficial Assignee Certificate (BAC) holder of the Partnership, initiated an unregistered tender offer to purchase no more than 4.3% of the outstanding units of the Partnership at a price of $3.75 per BAC. Everest is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Everest and did not necessarily represent the fair market value of each BAC. The Everest offer expired on January 11, 2001.

     On December 13, 2000, Madison Capital (Madison), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 3.58% of the outstanding units of the Partnership at a price of $3.75 per BAC. Madison is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Madison and did not necessarily represent the fair market value of each BAC. The Madison offer expired on January 12, 2001.

     The General Partner has reason to believe that in December 2001, Sierra Capital (Sierra), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase outstanding units of the Partnership at a price of $5 per BAC. Sierra is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Sierra and did not necessarily represent the fair market value of each BAC. The General Partner has no other information regarding this offer.

     On August 21, 2002, Odd Lot Liquidity Fund (Odd Lot), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 4.9% of the outstanding units of the Partnership at a price of $3.00 per BAC. Odd Lot is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Odd Lot and did not necessarily represent the fair market value of each BAC. The Odd Lot offer expired on September 27, 2002.

     The General Partner did not express any opinion and remained neutral toward the offers for the purchase of BACs described above.

     During 2001 and 2002, a number of investors sold their BACs to other investors as a result of the tender offers described above. If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001 through March 14, 2001, the Partnership received sale transfer requests for approximately 4.8% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective March 19, 2001, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31,

PART II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.    Description
          -----------    -----------

             99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2002.

All other Items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CRI HOTEL INCOME PARTNERS, L.P.
                           (Registrant)

                           by:  CRICO Hotel Associates I, L.P.
                                ------------------------------------------------
                                General Partner

                                by:  C.R.I., Inc.
                                     -------------------------------------------
                                     its General Partner



November 13, 2002                    by:  /s/ Michael J. Tuszka
-----------------                         --------------------------------------
DATE                                      Michael J. Tuszka
                                            Vice President
                                            and Chief Accounting Officer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I,   Michael J. Tuszka, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CRI HOTEL INCOME PARTNERS, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  CRI HOTEL INCOME PARTNERS, L.P.
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  CRICO Hotel Associates I, L.P.
                                       -----------------------------------------
                                       General Partner

                                       by:  C.R.I., Inc.
                                            ------------------------------------
                                            its General Partner



November 13, 2002                           by:  /s/ Michael J. Tuszka
-----------------                                -------------------------------
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

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I,   William B. Dockser, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CRI HOTEL INCOME PARTNERS, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              CRI HOTEL INCOME PARTNERS, L.P.
                              --------------------------------------------------
                              (Registrant)

                              by:  CRICO Hotel Associates I, L.P.
                                   ---------------------------------------------
                                   General Partner

                                   by:  C.R.I., Inc.
                                        ----------------------------------------
                                        its General Partner



November 13, 2002                       by:  /s/ William B. Dockser
-----------------                            -----------------------------------
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