Form 10KSB
period 2002-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2003-03-10
CIK 808377

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

                   For the fiscal year ended December 31, 2002


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $8,967,560.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2002 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.   Market for the Registrant's Beneficial Assignee Certificates
            and Related Partnership Matters .............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... II-3
Item 7.   Financial Statements............................................ II-8
Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................ II-8


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-2
Item 11.  Security Ownership of Certain Beneficial Owners and Management. III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits and Reports on Form 8-K............................... III-3
Item 14.  Controls and Procedures........................................ III-4

Signatures............................................................... III-5

Certifications of Annual Report Pursuant to 18 U.S.C. Section 1350....... III-6

Financial Statements..................................................... III-11

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

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2002, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

                                     PART I
                                     ------

ITEM 2. PROPERTIES
        ----------

     A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2002, follows.



         NAME AND LOCATION         NO. OF ROOMS     DATE ACQUIRED     PURCHASE
     ------------------------      ------------     -------------    ----------

     Clearwater Days Inn               120             04/01/88      $3,750,000
       Clearwater, Florida


     Minneapolis Days Inn              130             11/01/87      $4,800,000
       Minneapolis, Minnesota


     Plymouth Days Inn                 115             12/30/87      $4,000,000
       Plymouth, Minnesota


     Roseville Days Inn                114             03/01/88      $4,200,000
       Roseville, Minnesota


     Scottsdale Days Inn               165             07/01/88      $2,000,000
       Scottsdale, Arizona
       (leasehold interest)


     See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing, for information concerning the mortgage financing of the first four hotels listed above.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II
                                     -------

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

                                  Tender Offers
                                  -------------

          On December 12, 2000, Everest Properties (Everest), a Beneficial Assignee Certificate (BAC) holder of the Partnership, initiated an unregistered tender offer to purchase no more than 4.3% of the outstanding BACs at a price of $3.75 per BAC; the offer expired January 11, 2001. Everest is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Everest and does not necessarily represent the fair market value of each BAC.

          On December 13, 2000, Madison Capital (Madison), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 3.58% of the outstanding BACs at a price of $3.75 per BAC; the offer expired January 12, 2001. Madison is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Madison and does not necessarily represent the fair market value of each BAC.

          The General Partner has reason to believe that, in December 2001, Sierra Capital (Sierra), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase outstanding BACs at a price of $5 per BAC. Sierra is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Sierra and does not necessarily represent the fair market value of each BAC. The General Partner has no other information regarding this offer.

          On August 21, 2002, Odd Lot Liquidity Fund (Odd Lot), a BAC holder of the Partnership, initiated an unregistered tender offer to purchase no more than 4.9% of the outstanding BACs at a price of $3.00 per BAC; the offer expired September 27, 2002. Odd Lot is unaffiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of Odd Lot and does not necessarily represent the fair market value of each BAC.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
        -----------------------------------------------
          CERTIFICATES AND RELATED PARTNERSHIP MATTERS - Continued
          --------------------------------------------

          From January 1, 2002 through May 10, 2002, the Partnership received sale transfer requests for approximately 4.7% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective May 13, 2002, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2002. As a result, transfers of BACs due to sales transactions were not recognized by the Partnership between May 14, 2002 and December 31, 2002. The halt was lifted effective January 1, 2003.

     (b) As of March 10, 2003, there were 1,326 registered holders of BACs in the Partnership.

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid distributions of $173,732 and $347,464 to BAC holders during 2002 and 2001, respectively. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

     On September 11, 2001, terrorists launched attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. The attacks had an immediate and significant adverse effect on the United States economy, particularly on the travel and hospitality industries. The hotels in which the Partnership is invested have been adversely affected in the aftermath of the September 11th terrorist attacks. Since the attacks, the Partnership's hotels have experienced declines in average occupancy and revenue from the resulting decrease in air travel and tourism. The decline in the stock market and the softening of the overall economy have also contributed to the decline in average occupancy and revenue. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact that any future terrorist attacks or the state of the economy could have on its operations, liquidity, or capital resources.

     As a result of the uncertainty, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the third quarter of 2001. Despite the continued uncertainty, the General Partner decided to make a distribution for the fourth quarter of 2001 but again decided to suspend distributions for the first and second quarters of 2002. The General Partner made a distribution for the third quarter of 2002. The General Partner did not make a distribution for the fourth quarter of 2002. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the first quarter of 2003 in May 2003. The General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels. The General Partner halted all major hotel renovations in September 2001, but resumed the renovation project at the Minneapolis hotel in the second quarter of 2002.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements. As of March 10, 2003, $11,683 remains to be funded from the working capital reserve for the Minneapolis hotel during March 2003, and $34,058 has been approved for improvements at the Roseville hotel during the third quarter of 2003.

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

     In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the
Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January 2003, $42,302 was funded from the Partnership's working capital reserve and $11,683 remains to be funded in March 2003, for a total of $304,318.

     In February 2003, the General Partner approved $34,058 for improvements at the Roseville hotel, to be funded from the working capital reserve of the Partnership. Improvements are expected to be completed in the third quarter of 2003.

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

     The Partnership's net cash provided by the hotels' operating activities for 2002, along with existing cash resources, was adequate to support investing and financing requirements, and to declare distributions to BAC holders and the General Partner in the third quarter of 2002. The Partnership's net cash provided by the hotels' operating activities for 2001 was adequate to support investing and financing requirements, and to declare distributions to BAC holders and the General Partner. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves and the remainder of the Minneapolis hotel and Roseville hotel renovations. Current liabilities as of December 31, 2002 totaled $990,200, which represents a $17,718 increase from the balance at December 31, 2001. This increase resulted primarily from increases in accounts payable and accrued expenses, hotel trade payables, and the short-term portions of mortgage payable and capital leases payable, partially offset by a decrease in distributions payable.

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

     The Partnership paid installments of principal and interest aggregating $804,589 during each of 2002 and 2001. The Partnership's balance on this loan was $8,243,358 and $8,396,298 as of December 31, 2002 and 2001, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During 2002 and 2001, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements, and $479,536 and $421,397, respectively, for estimated annual real estate taxes. As of December 31, 2002 and 2001, the servicer held reserves of $83,840 and $92,953, respectively, for capital improvements, and $126,607 and $87,415, respectively, for real estate taxes.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $373,563 and $192,910 as of December 31, 2002 and 2001, respectively, represents all cash and cash equivalents, as defined in Note 1.e. of the accompanying financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

     On June 24, 2002, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2003, the Scottsdale hotel repaid $100,000 of this loan. The remaining $50,000 balance is expected to be repaid later in March 2003.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Distributions to BAC holders
----------------------------

     Distributions paid or accrued to BAC holders of record during 2002 and 2001 follow.

                                2002                           2001
                           Distributions to               Distributions to
                             BAC holders                     BAC holders
                       -----------------------        -----------------------
      Quarter Ended      Total          Per BAC         Total          Per BAC
      -------------    --------         -------       --------         -------

      March 31         $     --         $    --       $     --         $    --
      June 30                --              --        173,732            0.20
      September 30      173,732            0.20             --              --
      December 31            --              --        173,732            0.20
                       --------         -------       --------         -------

          Total        $173,732         $  0.20       $347,464         $  0.40
                       ========         =======       ========         =======


                       Results of Operations - Partnership
                       -----------------------------------

2002 versus 2001
----------------

     The Partnership recognized net loss of $405,032 for the year ended December 31, 2002, compared to net income of $80,743 for the year ended December 31, 2001, primarily due to a $672,572 decrease in hotel gross operating income and a $51,893 decrease in interest and other income, partially offset by a $233,243 decrease in unallocated operating expenses and a $5,447 decrease in interest expense. The decrease in hotel gross operating income was due to decreases totaling $767,870 in all hotel revenue categories, partially offset by decreases totaling $95,298 in all hotel departmental expense categories. The primary contributor to the decrease in gross operating income was rooms revenue, as the hotels have been adversely affected in the aftermath of the September 11, 2001, terrorist attacks, and by the decline in the stock market and the softening of the overall economy, as discussed above. The decrease in unallocated operating expenses was primarily due to decreases in depreciation and amortization expense, loss on disposal of fixed assets, marketing expense, energy expense, management fees and building lease expense, partially offset by increases in general and administrative expenses, property taxes, property operations and maintenance expenses, and professional fees.

     See the following discussion for an analysis of each hotel's operating results for the year 2002 versus the year 2001.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     As discussed above, the Partnership's hotels have been adversely affected in the aftermath of the September 11, 2001, terrorist attacks. As a result, the operating results may not be consistent with historical trends prior to September 2001.

     The Partnership's statements of income include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, food and beverage, and rental and other, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The operating results and average occupancy for the hotels for the years ended December 31, 2002 and 2001, follow.

                                                    Gross Operating Income
                                                  ----------------------------
             Hotel Location                          2002             2001
             --------------                       -----------      -----------

             Clearwater, FL                       $   786,432      $   981,749
             Minneapolis, MN                        1,768,348        1,785,891
             Plymouth, MN                             659,118          846,422
             Roseville, MN                            819,345          976,040
             Scottsdale, AZ                         2,020,248        2,135,961
                                                  -----------      -----------
                 Total                            $ 6,053,491      $ 6,726,063
                                                  ===========      ===========


                                                        Operating Income
                                                  ----------------------------
             Hotel Location                           2002            2001
             --------------                       -----------      -----------

             Clearwater, FL                       $   213,988      $   339,304
             Minneapolis, MN                          883,324          945,072
             Plymouth, MN                             128,117          270,199
             Roseville, MN                            255,050          376,184
             Scottsdale, AZ                           173,641          272,567
             Depreciation and net Partnership
               operating expenses                  (1,401,471)      (1,459,455)
                                                  -----------      -----------
                 Total                            $   252,649      $   743,871
                                                  ===========      ===========


                                                       Average Occupancy
                                                  ----------------------------
             Hotel Location                          2002             2001
             --------------                       -----------      -----------

             Clearwater, FL                           52%              55%
             Minneapolis, MN                          80%              81%
             Plymouth, MN                             61%              66%
             Roseville, MN                            64%              74%
             Scottsdale, AZ                           76%              78%
                                                      --               --
                Weighted average occupancy (1)        68%              72%
                                                      ==               ==

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

2002 versus 2001
----------------

Clearwater, Florida: Gross operating income, operating income and average occupancy for the year ended December 31, 2002, decreased from 2001 due to a soft economy combined with the inability to repeat the success created by the Super Bowl in Tampa in January 2001.

Minneapolis, Minnesota: Gross operating income, operating income and average occupancy for the year ended December 31 2002, decreased from 2001. Gross operating income decreased slightly due to lower occupancy and average rate. The overall decrease in operating income was partially offset by cost cutting measures in operations, a decrease in bad debt expense, and lower real estate taxes.

Plymouth, Minnesota: Gross operating income, operating income and average occupancy for the year ended December 31, 2002, decreased significantly from 2001. The average rate and occupancy decreased 6% and 5%, respectively, from 2001. The overall decrease in operating income was partially offset by a decrease in bad debt expense, and by a decrease in energy expenses due to more moderate weather conditions in 2002 compared to 2001.

Roseville, Minnesota: Gross operating income, operating income and average occupancy for the year ended December 31, 2002 decreased from 2001. While the average rate remained stable, occupancy decreased 10% from 2001. Nearby full service hotels are competing with limited service hotels like the Roseville hotel by drastically reducing their rates.

Scottsdale, Arizona: Gross operating income, operating income and average occupancy for the year ended December 31 2002, decreased from 2001. The Scottsdale hotel continues to be negatively impacted by a weak economy and a reduction in the number of vacationers to the area.


ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.

                                    PART III
                                    --------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive
          officers  of  C.R.I.,   Inc.   (CRI),   the  General  Partner  of  the
          Partnership, follow.

William B. Dockser, 66, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 56, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

Susan R. Campbell, 44, was Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell resigned her position effective March 29, 2002.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.



                                      III-1

                                    PART III
                                    --------


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 10, 2003.

          Name and Address                Amount and Nature         % of total
          of Beneficial Owner          of Beneficial Ownership      BACs issued
          -------------------          -----------------------      -----------

          Equity Resources Group,
            Incorporated, et. al.            51,293 BACs                5.90%
          14 Story Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 10, 2003, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

              Name of                      Amount and Nature       % of total
          Beneficial Owner              of Beneficial Ownership    BACs issued
          ----------------              -----------------------    ------------

          William B. Dockser                      None                     0.0%
          H. William Willoughby                   None                     0.0%
          All Directors and Officers
            as a Group (2 persons)                None                     0.0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.




                                      III-2

                                    PART III
                                    --------


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Index of Exhibits. (Listed according to the number assigned in the table in Item 601 of Regulation S-B.)

          Exhibit No. 1 - Underwriting Agreement.

          a. Forms of Sales Agency Agreement. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)
          b. Forms of Selected Dealer Agreements. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)

          Exhibit No. 3 - Articles of Incorporation and Bylaws.

          a. Certificate of Limited Partnership dated as of September 23, 1986 of CRI Hotel Income Partners, L.P. (formerly named CRI Hotel Income Fund, L.P.). (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)

               1.   Amendment dated as of March 12, 1987.
               2.   Amendment dated as of April 17, 1987.

                                      III-3

                                    PART III
                                    --------


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K - Continued
         --------------------------------

          Exhibit No. 10 - Material Contracts.

          a. Sale/Purchase Agreement, dated as of October 9, 1986, by and between Days Inns of America, Inc. (DIA), Days Inns Corp. (DID), Days Inns Management Company, Inc. (DIM), and CRI Hotel Income Fund, L.P., and six modifications thereto. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)
          b. Form of Management Agreement by and between DIM. and CRI Hotel Income Fund, L.P. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)
          c. Form of Beneficial Assignee Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)
          d. Forms of Amendment to Hotel Management Agreement by and between CRI Hotel Income Partners, L.P. and Buckhead Hotel Management Company, Inc. (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 15, 1995.)

          Exhibit No. 99 - Additional Exhibits.

          a.   Certification of Periodic Financial Report.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.




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


March 10, 2003                       by:  /s/ William B. Dockser
--------------                            --------------------------------------
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


March 10, 2003                        by:  /s/ H. William Willoughby
--------------                             -------------------------------------
DATE                                       H. William Willoughby,
                                             Director, President,
                                             and Secretary




March 10, 2003                        by:  /s/ Michael J. Tuszka
--------------                             -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                                      III-5

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Michael J. Tuszka, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CRI HOTEL INCOME PARTNERS, L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-6

         6. The registrant's other certifying officer and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  CRI HOTEL INCOME PARTNERS, L.P.
                                  (Registrant)

                                  by: CRICO Hotel Associates I, L.P.
                                      ------------------------------------------
                                      General Partner

                                      by:  C.R.I., Inc.
                                           -------------------------------------
                                           its General Partner



March 10, 2003                             by:  /s/ Michael J. Tuszka
--------------                                  --------------------------------
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

                                      III-7

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, William B. Dockser, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CRI HOTEL INCOME PARTNERS, L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-8

         6. The registrant's other certifying officer and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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



March 10, 2003                        by:  /s/ William B. Dockser
--------------                             -------------------------------------
DATE                                       William B. Dockser,
                                             Director, Chairman of the Board,
                                             and Treasurer
                                             (Principal Executive Officer)



                                      III-9

Report of Independent Certified Public Accountants


To the Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P., as of December 31, 2002 and 2001, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   Grant Thornton LLP

Vienna, Virginia
February 25, 2003

                                     III-10

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS


                                                                                                   December 31,
                                                                                           ----------------------------
                                                                                              2002            2001
                                                                                           -----------     ------------
Property and equipment - at cost:
  Land                                                                                     $  1,574,490    $  1,574,490
  Buildings and site improvements                                                            13,917,774      13,840,515
  Furniture, fixtures and equipment                                                           2,494,609       2,105,067
  Leasehold improvements                                                                      1,431,234       1,422,865
                                                                                           ------------    ------------

                                                                                             19,418,107      18,942,937
  Less: accumulated depreciation and amortization                                            (8,936,081)     (7,794,067)
                                                                                           ------------    ------------

                                                                                             10,482,026      11,148,870

Hotel operating cash                                                                            173,741         224,656
Cash and cash equivalents                                                                            --         177,278
Working capital reserve                                                                         373,563         192,910
Capital improvements and real estate tax reserves held by servicer                              210,447         180,368
Receivables and other assets                                                                    467,103         458,953
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $507,950 and $473,947, respectively                        512,154         546,157
Property purchase costs,
  net of accumulated amortization of $90,408 and $84,333, respectively                           91,858          97,933
                                                                                           ------------    ------------

    Total assets                                                                           $ 12,310,892    $ 13,027,125
                                                                                           ============    ============


                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses                                                    $    473,232    $    465,992
  Distributions payable                                                                              --         177,278
  Hotel trade payables                                                                          314,151         176,272
  Short-term portion of mortgage payable                                                        165,349         152,940
  Short-term portion of capital leases payable                                                   37,468              --
                                                                                           ------------    ------------

Total current liabilities                                                                       990,200         972,482
                                                                                           ------------    ------------

Long term liabilities:
  Mortgage payable                                                                            8,078,009       8,243,358
  Capital lease payable                                                                          13,708              --
                                                                                           ------------    ------------

    Total liabilities                                                                         9,081,917       9,215,840
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner                                                                              (324,205)       (312,558)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding                                                       3,553,180       4,123,843
                                                                                           ------------    ------------

    Total partners' capital                                                                   3,228,975       3,811,285
                                                                                           ------------    ------------

    Total liabilities and partners' capital                                                $ 12,310,892    $ 13,027,125
                                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-11

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                                  For the years ended
                                                                       December 31,
                                                               ---------------------------
                                                                   2002           2001
                                                               -----------    ------------
Revenue:
  Rooms                                                        $ 8,416,993    $ 9,090,937
  Telephone                                                        126,852        162,106
  Rental and other                                                 268,984        325,472
  Food and beverage                                                 53,581         55,765
                                                               -----------    -----------

                                                                 8,866,410      9,634,280
                                                               -----------    -----------

Departmental expenses:
  Rooms                                                         (2,556,824)    (2,613,732)
  Telephone                                                        (87,995)      (110,468)
  Rental and other                                                (121,493)      (131,044)
  Food and beverage                                                (46,607)       (52,973)
                                                               -----------    -----------

                                                                (2,812,919)    (2,908,217)
                                                               -----------    -----------

Gross operating income                                           6,053,491      6,726,063
                                                               -----------    -----------


Unallocated operating income (expenses):
  Interest and other income                                        101,150        153,043
  General and administrative                                    (1,045,909)    (1,041,221)
  Building lease                                                  (583,961)      (601,650)
  Marketing                                                       (857,478)      (925,449)
  Depreciation and amortization                                 (1,198,383)    (1,261,812)
  Energy                                                          (488,782)      (529,273)
  Property taxes                                                  (594,896)      (567,087)
  Property operations and maintenance                             (592,969)      (574,366)
  Management fees                                                 (312,131)      (338,252)
  Base asset management fee, paid to related parties               (93,750)       (93,750)
  Professional fees                                               (133,733)      (126,375)
  Loss on disposal of fixed assets                                      --        (76,000)
                                                               -----------    -----------

                                                                (5,800,842)    (5,982,192)
                                                               -----------    -----------

Operating income                                                   252,649        743,871

Other expense:
  Interest expense                                                (657,681)      (663,128)
                                                               -----------    -----------

Net (loss) income                                              $  (405,032)   $    80,743
                                                               ===========    ===========


Net (loss) income allocated to General Partner (2%)            $    (8,101)   $     1,615
                                                               ===========    ===========

Net (loss) income allocated to BAC holders (98%)               $  (396,931)   $    79,128
                                                               ===========    ===========

Net (loss) income per BAC, based on 868,662 BACs outstanding   $     (0.46)   $      0.09
                                                               ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-12

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                                          Beneficial
                                                                                           Assignee
                                                                       General           Certificate
                                                                       Partner             Holders            Total
                                                                      ----------         ------------       ----------
Partners' (deficit) capital, January 1, 2001                          $(307,081)         $4,392,179         $4,085,098

  Net income                                                              1,615              79,128             80,743

  Distributions of $0.40 per BAC                                         (7,092)           (347,464)          (354,556)
                                                                      ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2001                         (312,558)          4,123,843          3,811,285

  Net loss                                                               (8,101)           (396,931)          (405,032)

  Distribution of $0.20 per BAC                                          (3,546)           (173,732)          (177,278)
                                                                      ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2002                        $(324,205)         $3,553,180         $3,228,975
                                                                      =========          ==========         ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-13

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                               For the years ended
                                                                                                    December 31,
                                                                                            ----------------------------
                                                                                               2002              2001
                                                                                            -----------       ----------
Cash flows from operating activities:
  Net (loss) income                                                                         $ (405,032)       $   80,743

  Adjustments to reconcile  net (loss)  income to net cash provided by operating activities:
    Depreciation and amortization                                                            1,198,383         1,261,812
    Loss on disposal of fixed assets                                                                --            76,000

    Changes in assets and liabilities:
      Increase in receivables and other assets, net                                            (24,441)          (17,412)
      Increase in accounts payable and accrued expenses                                          7,240            53,693
      Increase (decrease) in hotel trade payables                                              137,879           (58,364)
                                                                                            ----------        ----------

        Net cash provided by operating activities                                              914,029         1,396,472
                                                                                            ----------        ----------

Cash flows from investing activities:
  Net additions to property and equipment                                                     (368,995)         (709,787)
  Net deposits to working capital reserve                                                     (180,653)         (184,454)
  Net (deposits to) withdrawals from capital improvements
    and real estate tax reserves held by servicer                                              (30,079)           42,240
                                                                                            ----------        ----------

        Net cash used in investing activities                                                 (579,727)         (852,001)
                                                                                            ----------        ----------

Cash flows from financing activities:
  Distributions paid to BAC holders and General Partner                                       (354,556)         (327,965)
  Payment of principal on mortgage payable                                                    (152,940)         (141,461)
  Payment of principal on capital leases payable                                               (54,999)               --
                                                                                            ----------        ----------

        Net cash used in financing activities                                                 (562,495)         (469,426)
                                                                                            ----------        ----------

Net (decrease) increase in hotel operating cash and cash and cash equivalents                 (228,193)           75,045

Hotel operating cash and cash and cash equivalents, beginning of year                          401,934           326,889
                                                                                            ----------        ----------

Hotel operating cash and cash and cash equivalents, end of year                             $  173,741        $  401,934
                                                                                            ==========        ==========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                                    $  657,681        $  663,128
                                                                                            ==========        ==========

  Property and equipment acquired through capital leases                                    $  106,175        $       --
                                                                                            ==========        ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-14

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

                                     III-15

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

                Type of asset                               Estimated life
                -------------                               --------------

                Building and site improvements              10-30 years
                Furniture, fixtures and equipment           7 years
                Leasehold improvements                      7 years

          Property purchase costs and acquisition fees are being amortized over a thirty-year period using the straight-line method.

     d.   Hotel operating cash; cash and cash equivalents
          -----------------------------------------------

          Hotel operating cash and cash and cash equivalents consist of demand deposits and money market funds which have not been deemed as a working capital reserve by the General Partner. Hotel operating cash represents funds maintained at the hotels and by the hotels' manager, Buckhead, while cash and cash equivalents represents funds maintained at the Partnership. The Partnership has determined that the carrying amounts for these items approximate fair value.

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

                                     III-16

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

     k.   Risk and uncertainties
          ----------------------

          On September 11, 2001, terrorists launched attacks on the World Trade Center in New York City and the Pentagon in Washington, D.C. The attacks had an immediate and significant adverse effect on the United States economy, particularly on the travel and hospitality industries. The hotels in which the Partnership is invested have been adversely affected in the aftermath of the September 11th terrorist attacks. Since the attacks, the Partnership's hotels have experienced declines in average occupancy and revenue. The Partnership is currently unable to estimate the impact that any future terrorist attacks or the state of the economy could have on its operations, liquidity, or capital resources.

                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2002, the Partnership remained invested in four hotels and one leasehold interest, as follows.



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


3.   MORTGAGE PAYABLE
     ----------------

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

                    2003                               $  165,349
                    2004                                  176,920
                    2005                                  193,122
                    2006                                  208,792
                    2007                                  225,734
                    2008                                7,273,441
                                                       ----------

                            Total                      $8,243,358
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

     The Partnership paid installments of principal and interest aggregating $804,589 during each of 2002 and 2001. The Partnership's balance on this loan was $8,243,358 and $8,396,298 as of December 31, 2002 and 2001, respectively.


                                     III-18

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


     The Partnership has determined that the carrying value of the current loan approximates fair value.


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER


     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $39,961 per month for the year 2003. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During 2002 and 2001, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements, and $479,536 and $421,397, respectively, for estimated annual real estate taxes. As of December 31, 2002 and 2001, the servicer held reserves of $83,840 and $92,953, respectively, for capital improvements, and $126,607 and $87,415, respectively, for real estate taxes.


5.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $373,563 and $192,910 as of December 31, 2002 and 2001, respectively, represents all cash and cash equivalents, as defined in Note 1.e., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

     On June 28, 2000, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan, which was repaid on during the first quarter of 2001.

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance was repaid on April 9, 2002.

     On June 24, 2002, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2003, the Scottsdale hotel repaid $100,000 of this loan. The remaining $50,000 balance is expected to be repaid later in March 2003.


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire

                                     III-19

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

     between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned in 2002 or 2001.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2002 and 2001, annual lease payments were $541,865 and $601,650, respectively.

          The Partnership has also entered into various operating and capital leases for equipment used at the hotels, which expire through 2008. Capital lease obligations are due in installments, with an imputed interest rate of
     8.5 percent. Minimum lease payments under capital leases and non-cancelable operating leases, including the Scottsdale facility lease, follow.

                                                           Capital    Operating
                                                           Leases       Leases

          2003                                            $ 40,319     $215,625
          2004                                              14,097      154,548
          2005                                                          140,450
          2006                                                          140,450
          2007                                                          140,450
          2008                                                          140,450
                                                          --------     --------

          Total minimum lease payments                      54,416     $931,973
                                                                       ========

          Less: amount representing interest                (3,240)
                                                          --------

          Present value of future minimum
            lease payments                                  51,176
                                                          --------

          Current portion of capital leases
            payable                                         37,468
                                                          --------

          Long-term portion of capital leases
            payable                                       $ 13,708
                                                          ========



                                     III-20

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

          Total rent expense under operating leases was $670,859 and $697,944 for the years ended December 31, 2002 and 2001, respectively.

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

          In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January 2003, $42,302 was funded from the Partnership's working capital reserve and $11,683 remains to be funded in March 2003, for a total of $304,318.

          In February 2003, the General Partner approved $34,058 for improvements at the Roseville hotel, to be funded from the working capital reserve of the Partnership. Improvements are expected to be completed in the third quarter of 2003.


7.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $54,671 for each of 2002 and 2001.


                                     III-21

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef was $41,178 and $40,594 for 2002 and 2001, respectively.


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

     Distributions paid to BAC holders of record during 2002 and 2001 follow.

                                                          2002                           2001
                                                     Distributions to               Distributions to
                                                       BAC holders                     BAC holders
                                                 -----------------------        -----------------------
          Quarter Ended                            Total          Per BAC         Total          Per BAC
          -------------                          --------         -------       --------         -------
          March 31                               $     --         $    --       $     --         $    --
          June 30                                      --              --        173,732            0.20
          September 30                            173,732            0.20             --              --
          December 31                                  --              --        173,732            0.20
                                                 --------         -------       --------         -------

              Total                              $173,732         $  0.20       $347,464         $  0.40
                                                 ========         =======       ========         =======



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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended
December 31, 2002 and 2001, the Partnership paid $43,292 and $61,336, respectively, to the General Partner or its affiliates as direct

                                     III-22

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


9.   RELATED-PARTY TRANSACTIONS - Continued

reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of income as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2002 and 2001.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 3) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE Inc. affiliate, retained a portion of the cash flow, and would have retained any prepayment penalties. A Director of CRIIMI MAE Inc. is also the Chairman of the Board and holder of a 50% equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership. On February 26, 2002, CRIIMI MAE Services Limited Partnership sold the loan pool and the servicing thereof to an unrelated third party.

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc., are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.


10. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE (LOSS) INCOME

     A reconciliation of the Partnership's financial statement net (loss) income to taxable (loss) income follows.



                                                            For the years ended
                                                                December 31,
                                                            2002         2001
                                                         ----------    --------

Financial statement net (loss) income                    $(405,032)    $ 80,743

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes         329,997      309,456
                                                         ---------     --------

Taxable (loss) income                                    $ (75,035)    $390,199
                                                         =========     ========


                                      # # #

                                     III-23