Form 10QSB
period 2003-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2003-05-14
CIK 808377

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

                  For the quarterly period ended March 31, 2003


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                         Page
                                                                         ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2003 and December 31, 2002......................... 1

         Statements of Operations
           - for the three months ended March 31, 2003 and 2002........... 2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2003.................... 3

         Statements of Cash Flows
           - for the three months ended March 31, 2003 and 2002........... 4

         Notes to Financial Statements
           - March 31, 2003 and 2002...................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 10

Item 3.  Controls and Procedures.......................................... 14


Part II. OTHER INFORMATION

Item 5.  Other Information................................................ 15

Item 6.  Exhibits and Reports on Form 8-K................................. 15

Signature................................................................. 16

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350..... 17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,      December 31,
                                                                                              2003            2002
                                                                                           -----------     ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,917,774      13,917,774
  Furniture, fixtures and equipment ....................................................      2,533,811       2,494,609
  Leasehold improvements ...............................................................      1,431,234       1,431,234
                                                                                           ------------    ------------

                                                                                             19,457,309      19,418,107
  Less: accumulated depreciation and amortization ......................................     (9,228,299)     (8,936,081)
                                                                                           ------------    ------------

                                                                                             10,229,010      10,482,026

Hotel operating cash ...................................................................        257,184         173,741
Cash and cash equivalents ..............................................................             --              --
Working capital reserve ................................................................         62,173         373,563
Capital improvements and real estate tax reserves held by servicer .....................        380,010         210,447
Receivables and other assets ...........................................................        704,027         467,103
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $516,451 and $507,950, respectively ...............        503,653         512,154
Property purchase costs,
  net of accumulated amortization of $91,927 and $90,408, respectively .................         90,339          91,858
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 12,226,396    $ 12,310,892
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    632,762    $    473,232
  Hotel trade payables .................................................................        174,988         314,151
  Short-term portion of mortgage payable ...............................................        166,820         165,349
  Short-term portion of capital leases payable .........................................         35,585          37,468
                                                                                           ------------    ------------

Total current liabilities ..............................................................      1,010,155         990,200
                                                                                           ------------    ------------

Long term liabilities:
  Mortgage payable .....................................................................      8,034,216       8,078,009
  Capital leases payable ...............................................................          6,088          13,708
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,050,459       9,081,917
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (325,266)       (324,205)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      3,501,203       3,553,180
                                                                                           ------------    ------------

    Total partners' capital ............................................................      3,175,937       3,228,975
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 12,226,396    $ 12,310,892
                                                                                           ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                               For the three months ended
                                                                        March 31,
                                                               --------------------------
                                                                   2003          2002
                                                               -----------    -----------
Revenue:
  Rooms ....................................................   $ 2,271,326    $ 2,334,580
  Telephone ................................................        26,116         36,853
  Rental and other .........................................        65,955         66,988
  Food and beverage ........................................        13,249         10,202
                                                               -----------    -----------

                                                                 2,376,646      2,448,623
                                                               -----------    -----------

Departmental expenses:
  Rooms ....................................................      (619,346)      (613,553)
  Telephone ................................................       (21,169)       (22,070)
  Rental and other .........................................       (26,361)       (28,347)
  Food and beverage ........................................        (9,856)        (8,341)
                                                               -----------    -----------

                                                                  (676,732)      (672,311)
                                                               -----------    -----------

Gross operating income .....................................     1,699,914      1,776,312
                                                               -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ................................        21,730         22,383
  General and administrative ...............................      (272,263)      (321,983)
  Building lease ...........................................      (230,808)      (218,407)
  Marketing ................................................      (231,751)      (233,979)
  Depreciation and amortization ............................      (306,310)      (290,643)
  Energy ...................................................      (125,151)      (119,924)
  Property taxes ...........................................      (156,804)      (161,739)
  Property operations and maintenance ......................      (148,862)      (143,889)
  Management fees ..........................................       (83,445)       (86,336)
  Base asset management fee ................................       (23,438)       (23,438)
  Professional fees ........................................       (36,005)       (17,914)
                                                               -----------    -----------
                                                                (1,593,107)    (1,595,869)
                                                               -----------    -----------

Operating income ...........................................       106,807        180,443

Other expense:
  Interest expense .........................................      (159,845)      (161,795)
                                                               -----------    -----------

Net (loss) income ..........................................   $   (53,038)   $    18,648
                                                               ===========    ===========


Net (loss) income allocated to General Partner (2%) ........   $    (1.061)   $       373
                                                               ===========    ===========

Net (loss) income allocated to BAC Holders (98%) ...........   $   (51,977)   $    18,275
                                                               ===========    ===========

Net (loss) income per BAC, based on 868,662 BACs outstanding   $      (.06)   $      0.02
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)



                                                              Beneficial
                                                               Assignee
                                                  General     Certificate
                                                  Partner       Holders        Total
                                                 ---------    -----------   ----------
Partners' (deficit) capital, January 1, 2003     $(324,205)    $3,553,180   $3,228,975

  Net loss                                          (1,061)       (51,977)     (53,038)
                                                 ---------     ----------   ----------

Partners' (deficit) capital, March 31, 2003      $(325,266)    $3,501,203   $3,175,937
                                                 =========     ==========   ==========



                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the three months ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                     2003          2002
                                                                                 -----------    -----------
Cash flows from operating activities:
  Net (loss) income ............................................................   $ (53,038)   $  18,648

  Adjustments to reconcile  net (loss)  income to net cash provided by operating activities:
    Depreciation and amortization ..............................................     306,310      290,643

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ............................    (240,996)    (337,628)
      Increase in accounts payable and accrued expenses ........................     159,530      184,164
      (Decrease) increase in hotel trade payables ..............................    (139,163)      39,410
                                                                                   ---------    ---------

        Net cash provided by operating activities ..............................      32,643      195,237
                                                                                   ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment ......................................     (39,202)     (71,240)
  Net withdrawals from working capital reserve .................................     311,390       50,433
  Net deposits to capital improvements and real estate tax reserves
    held by servicer ...........................................................    (169,563)    (160,518)
                                                                                   ---------    ---------

        Net cash provided by (used in) investing activities ....................     102,625     (181,325)
                                                                                   ---------    ---------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ........................          --     (177,278)
  Payment of principal on mortgage payable .....................................     (42,322)     (39,352)
  Payment of principal on capital leases payable ...............................      (9,503)          --
                                                                                   ---------    ---------

        Net cash used in financing activities ..................................     (51,825)    (216,630)
                                                                                   ---------    ---------


Net increase (decrease) in hotel operating cash and cash and cash equivalents ..      83,443     (202,718)

Hotel operating cash and cash and cash equivalents, beginning of period ........     173,741      401,934
                                                                                   ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ..............   $ 257,184    $ 199,216
                                                                                   =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $ 159,845    $ 161,795
                                                                                   =========    =========

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2002.

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


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $62,173 and $373,563 as of March 31, 2003 and December 31, 2002, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS - Continued

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance was repaid on April 9, 2002.

     On June 24, 2002, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2003, the Scottsdale hotel repaid $100,000 of this loan. The remaining $50,000 balance was repaid on April 1, 2003.


4.   CAPITAL  IMPROVEMENTS,  REAL  ESTATE  TAX AND  INSURANCE  RESERVES  HELD BY
       SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $38,163 for the year 2003. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During each of the three month periods ended March 31, 2003 and 2002, the Partnership made escrow deposits aggregating $58,094 for capital improvements, and $119,884 for estimated annual real estate taxes. As of March 31, 2003, and December 31, 2002, the servicer held $133,519 and $83,840, respectively, for capital improvements and $246,491 and $126,607, respectively, for real estate taxes.


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

                             March 31, 2003 and 2002

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

     The Partnership made installments of principal and interest aggregating $201,147 during the three months ended both March 31, 2003 and 2002. The Partnership's balance on this loan was $8,201,036 and $8,243,358 as of March 31, 2003 and December 31, 2002, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distributions were declared and payable to BAC holders of record during the first quarters of 2003 and 2002.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for Series A hotels owned by the Partnership. No incentive management fees were earned for the first quarters of 2003 and 2002.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


7.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three months ended March 31, 2003 and 2002, lease payments were $230,808 and $218,407, respectively.

     c.   Scottsdale, Roseville and University capital improvements
          ---------------------------------------------------------

          In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January and April, 2003, $42,302 and $11,679, respectively, was funded from the Partnership's working capital reserve, for a total project cost of $304,314.

          In February 2003, the General Partner approved a $34,058 improvement project at the Roseville hotel, to be funded from the working capital reserve of the Partnership. The improvements are expected to be completed in the third quarter of 2003.


8.   GROUND LEASE AGREEMENTS

          The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended March 31, 2003 and 2002.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2003 and 2002, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $13,384 and $16,245 for the three months ended March 31, 2003 and 2002, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2003 and 2002.

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

                                  Distributions
                                  -------------

     As a result of the uncertainty, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the third quarter of 2001. Despite the continued uncertainty, the General Partner decided to make a distribution for the fourth quarter of 2001 but again decided to suspend distributions for the first and second quarters of 2002. The General Partner made a distribution for the third quarter of 2002. The General Partner did not make distributions for the fourth quarter of 2002 or the first quarter of 2003. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the second quarter of 2003 in July 2003. The General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements. As of May 14, 2003, $34,058 has been approved for improvements at the Roseville hotel, and is expected to be funded during the third quarter of 2003.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

     In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the
Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January 2003, $42,302 was funded from the Partnership's working capital reserve and $11,679 was funded in April 2003, for a total project cost of $304,314.

     In February 2003, the General Partner approved $34,058 for improvements at the Roseville hotel, to be funded from the working capital reserve of the Partnership. The improvements are expected to be completed in the third quarter of 2003.

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

     The Partnership's net cash provided by the hotels' operating and investing activities for the three months ended March 31, 2003, was adequate to support financing requirements. The Partnership's net cash provided by the hotels'
operating activities for the three months ended March 31, 2002, along with existing cash resources, was adequate to support investing and financing requirements. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves and the Roseville hotel renovations. Current liabilities at March 31, 2003 totaled $1,010,155, which represents a $19,955 increase from the balance at December 31, 2002. This increase resulted primarily from an increase in accounts payable and accrued expenses, partially offset by a decrease in hotel trade payables. Accounts payable and accrued expenses increased due to higher sales and occupancy taxes being accrued as a result of increased revenues compared to the fourth quarter of 2002, and also due to higher building lease expense being accrued as a result of increased revenues at the Scottsdale hotel. The March 31, 2003, balance of accounts payable and accrued expenses also includes approximately three months' real estate taxes payable, which are paid in May, September and November. Hotel trade payables decreased due to increased revenues compared to the fourth quarter of 2002, which generated cashflow that was used to liquidate trade payables and bring accounts current.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the current loan, the Partnership made installments of principal and interest aggregating $201,147 during the three months ended both March 31, 2003 and 2002. The Partnership's balance on this loan was $8,201,036 and $8,243,358 as of March 31, 2003 and December 31, 2002, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During each of the three month periods ended March 31, 2003 and 2002, the Partnership made escrow deposits aggregating $58,094 for capital improvements, and $119,884 for estimated annual real estate taxes. As of March 31, 2003 and December 31, 2002, the servicer held $133,519 and $83,840, respectively, for capital improvements, and $246,491 and $126,607, respectively, for real estate taxes.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $62,173 and $373,563 as of March 31, 2003 and December 31, 2002, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

     On September 27, 2001, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2002, the Scottsdale hotel repaid $75,000 of this loan. The remaining $25,000 balance was repaid on April 9, 2002.

     On June 24, 2002, the Partnership advanced $150,000 to the Scottsdale hotel in the form of a non-interest bearing loan. On February 27, 2003, the Scottsdale hotel repaid $100,000 of this loan. The remaining $50,000 balance was repaid on April 1, 2003.

Distributions to BAC Holders
----------------------------

     No distributions were declared and payable to BAC holders of record during the first quarters of 2003 and 2002.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net loss of $53,038 for the three month period ended March 31, 2003, compared to net income of $18,648 for the three month period ended March 31, 2002, primarily due to a $76,398 decrease in hotel gross operating income. Offsetting the loss were a $3,415 decrease in unallocated operating expenses and a $1,950 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in three hotel revenue categories, and increases in two hotel departmental expense categories, partially offset by an increase in one hotel revenue category and decreases in two hotel departmental expense categories. The primary contributor to the decrease in hotel gross operating income was a $63,254 decrease in rooms revenue, as the hotels continue to be adversely affected in the aftermath of the September 11, 2001, terrorist attacks, and by declines in tourism and the stock market, and by the softening of the overall economy, as discussed above. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expense, marketing expense, property taxes and management fees, partially offset by increases in building lease expense, depreciation and amortization expenses, energy expense, property operations and maintenance expenses and professional fees. The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average room rate. The General
Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses, and expects to have some success in doing so.

     An analysis of each hotel's operating results for the three months ended March 31, 2003 and 2002, follows.

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

              Hotel Location                Peak Months
              ---------------               -----------

              Clearwater, FL                October through April
              Minneapolis, MN               May through October
              Plymouth, MN                  June through October
              Roseville, MN                 May through October
              Scottsdale, AZ                January through May

     Four of the Partnership's hotels have been adversely affected in the aftermath of the September 11, 2001, terrorist attacks as discussed above. As a result, the operating results may not be consistent with historical trends.

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, rental and other, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The operating results and average occupancy for the hotels for the three months ended March 31, 2003 and 2002, follow.

                                                    Gross Operating Income
                                                  for the three months ended
                                                          March 31,
                                                 ----------------------------
         Hotel Location                             2003              2002
         --------------                          ----------        ----------

         Clearwater, FL                          $  279,297        $  335,073
         Minneapolis, MN                            334,239           366,690
         Plymouth, MN                                85,918           111,303
         Roseville, MN                              128,948           143,370
         Scottsdale, AZ                             871,512           819,876
                                                 ----------        ----------

           Total                                 $1,699,914        $1,776,312
                                                 ==========        ==========


                                                    Operating Income (Loss)
                                                  for the three months ended
                                                           March 31,
                                                 ----------------------------
         Hotel Location                             2003              2002
         --------------                          ----------        ----------

         Clearwater, FL                          $  122,468        $  173,065
         Minneapolis, MN                            111,122           150,599
         Plymouth, MN                               (46,891)          (31,395)
         Roseville, MN                               (9,394)           (2,256)
         Scottsdale, AZ                             288,369           249,542
         Depreciation and net partnership
           operating expenses                      (358,867)         (359,112)
                                                 ----------        ----------

           Total                                 $  106,807        $  180,443
                                                 ==========        ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

                                                      Average Occupancy
                                                  for the three months ended
                                                           March 31,
                                                 ------------------------------
         Hotel Location                             2003               2002
         --------------                          ----------        ------------

         Clearwater, FL                              69%               69%
         Minneapolis, MN                             67%               72%
         Plymouth, MN                                41%               45%
         Roseville, MN                               49%               55%
         Scottsdale, AZ                              88%               83%
                                                    ---               ---

           Weighted average occupancy (1)            65%               67%
                                                    ===               ===

     (1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2003, decreased from the same period in 2002 due to decreased revenue from corporate and group sales. Although average occupancy was unchanged, the average daily room rate decreased by $5.46.

Minneapolis, Minnesota: Gross operating income, operating income and average occupancy for the three month period ended March 31, 2003, decreased from the same period in 2002 due to cutbacks in corporate travel and the lack of University of Minnesota student housing contracts. The Minneapolis hotel continues to be negatively impacted by a weak economy.

Plymouth, Minnesota: Gross operating income, operating income and average occupancy for the three month period ended March 31, 2003, decreased from the same period in 2002 due to cutbacks in corporate travel. The Plymouth hotel continues to be negatively impacted by a weak economy.

Roseville, Minnesota: Gross operating income, operating income and average occupancy for the three month period ended March 31, 2003, decreased from the same period in 2002 due to cutbacks in corporate travel. The Roseville hotel continues to be negatively impacted by a weak economy.

Scottsdale, Arizona: Gross operating income, operating income and average occupancy for the three period month ended March 31, 2003, increased from the same period in 2002 due to increased occupancy resulting from several direct mail campaigns, increased traffic from governmental agencies, weddings, and athletic groups.


Item 3. Controls and Procedures
        -----------------------

     In April 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

Part II. OTHER INFORMATION
Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

     During 2002, a number of investors sold their BACs to other investors as a result of tender offers made in 2001. If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2002 through May 10, 2002, the Partnership received sale transfer requests for approximately 4.7% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective May 13, 2002, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2002. As a result, transfers of BACs due to sales transactions were not recognized by the Partnership between May 14, 2002, and December 31, 2002. The halt was lifted effective January 1, 2003.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None.

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2003.

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



May 14, 2003                         by:  /s/ Michael J. Tuszka
------------                              --------------------------------------
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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                CRI HOTEL INCOME PARTNERS, L.P.
                                ------------------------------------------------
                                (Registrant)

                                by:  CRICO Hotel Associates I, L.P.
                                     -------------------------------------------
                                     General Partner

                                     by:  C.R.I., Inc.
                                          --------------------------------------
                                          its General Partner



May 14, 2003                              by:  /s/ Michael J. Tuszka
------------                                   ---------------------------------
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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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



May 14, 2003                            by:  /s/ William B. Dockser
------------                                 -----------------------------------
DATE                                         William B. Dockser,
                                               Director, Chairman of the Board,
                                               and Treasurer
                                               (Principal Executive Officer)