Form 10QSB
period 2003-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2003-08-13
CIK 808377

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

                  For the quarterly period ended June 30, 2003


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003


                                                                           Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2003 and December 31, 2002...........................   1

         Statements of Operations
           - for the three and six months ended June 30, 2003 and 2002.....   2

         Statement of Changes in Partners' (Deficit) Capital
           - for the six months ended June 30, 2003........................   3

         Statements of Cash Flows
           - for the six months ended June 30, 2003 and 2002...............   4

         Notes to Financial Statements
           - June 30, 2003 and 2002........................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10

Item 3.  Controls and Procedures...........................................  15


Part II. OTHER INFORMATION

Item 5.  Other Information.................................................  16

Item 6.  Exhibits and Reports on Form 8-K..................................  16

Signature..................................................................  17

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350......  18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            June 30,       December 31,
                                                                                              2003             2002
                                                                                           -----------     ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,961,934      13,917,774
  Furniture, fixtures and equipment ....................................................      2,593,295       2,494,609
  Leasehold improvements ...............................................................      1,431,234       1,431,234
                                                                                           ------------    ------------

                                                                                             19,560,953      19,418,107
  Less: accumulated depreciation and amortization ......................................     (9,522,598)     (8,936,081)
                                                                                           ------------    ------------

                                                                                             10,038,355      10,482,026

Hotel operating cash ...................................................................        230,461         173,741
Cash and cash equivalents ..............................................................             --              --
Working capital reserve ................................................................        241,473         373,563
Capital improvements and real estate tax reserves held by servicer .....................        263,783         210,447
Receivables and other assets ...........................................................        581,885         467,103
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $524,952 and $507,950, respectively ...............        495,152         512,154
Property purchase costs,
  net of accumulated amortization of $93,446 and $90,408, respectively .................         88,820          91,858
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 11,939,929    $ 12,310,892
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    612,883    $    473,232
  Hotel trade payables .................................................................        213,438         314,151
  Short-term portion of mortgage payable ...............................................        170,097         165,349
  Short-term portion of capital leases payable .........................................         28,889          37,468
                                                                                           ------------    ------------

Total current liabilities ..............................................................      1,025,307         990,200
                                                                                           ------------    ------------

Long term liabilities:
  Mortgage payable .....................................................................      7,989,562       8,078,009
  Capital leases payable ...............................................................          3,076          13,708
                                                                                           ------------    ------------

    Total liabilities ..................................................................      9,017,945       9,081,917
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (330,345)       (324,205)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      3,252,329       3,553,180
                                                                                           ------------    ------------

    Total partners' capital ............................................................      2,921,984       3,228,975
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 11,939,929    $ 12,310,892
                                                                                           ============    ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                              For the three months ended    For the six months ended
                                                       June 30,                     June 30,
                                             --------------------------    --------------------------
                                                 2003          2002            2003          2002
                                             -----------    -----------    -----------    -----------
Revenue:
  Rooms ..................................   $ 1,961,752    $ 2,158,863    $ 4,233,078    $ 4,493,443
  Telephone ..............................        23,043         32,934         49,159         69,787
  Rental and other .......................        73,470         73,499        139,425        140,487
  Food and beverage ......................        17,290         18,865         30,539         29,067
                                             -----------    -----------    -----------    -----------

                                               2,075,555      2,284,161      4,452,201      4,732,784
                                             -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ..................................       616,420        650,178      1,235,766      1,263,731
  Telephone ..............................        19,158         22,772         40,327         44,842
  Rental and other .......................        35,055         34,266         61,416         62,613
  Food and beverage ......................        15,288         16,269         25,144         24,610
                                             -----------    -----------    -----------    -----------

                                                 685,921        723,485      1,362,653      1,395,796
                                             -----------    -----------    -----------    -----------

Gross operating income ...................     1,389,634      1,560,676      3,089,548      3,336,988
                                             -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ..............        31,008         22,104         52,738         44,486
  General and administrative .............      (283,759)      (257,037)      (556,022)      (579,020)
  Building lease .........................      (124,082)      (133,412)      (354,889)      (351,819)
  Marketing ..............................      (233,203)      (215,867)      (464,954)      (449,846)
  Depreciation and amortization ..........      (308,391)      (293,116)      (614,701)      (583,760)
  Energy .................................      (127,549)      (125,117)      (252,700)      (245,041)
  Property taxes .........................      (156,804)      (161,739)      (313,608)      (323,478)
  Property operations and maintenance ....      (147,871)      (158,029)      (296,733)      (301,918)
  Management fees ........................       (72,907)       (80,206)      (156,352)      (166,542)
  Base asset management fee ..............       (23,438)       (23,438)       (46,875)       (46,875)
  Professional fees ......................       (36,005)       (17,915)       (72,010)       (35,829)
                                             -----------    -----------    -----------    -----------

                                              (1,483,001)    (1,443,772)    (3,076,106)    (3,039,642)
                                             -----------    -----------    -----------    -----------

Operating (loss) income ..................       (93,367)       116,904         13,442        297,346

Other expense:
  Interest expense .......................      (160,588)      (162,833)      (320,433)      (324,628)
                                             -----------    -----------    -----------    -----------

Net loss .................................   $  (253,955)   $   (45,929)   $  (306,991)   $   (27,282)
                                             ===========    ===========    ===========    ===========


Net loss allocated to General Partner (2%)   $    (5,079)   $      (919)   $    (6,140)   $      (546)
                                             ===========    ===========    ===========    ===========

Net loss allocated to BAC Holders (98%) ..   $  (248,876)   $   (45,010)   $  (300,851)   $   (26,736)
                                             ===========    ===========    ===========    ===========

Net loss per BAC,
  based on 868,662 BACs outstanding ......   $      (.29)   $      (.05)   $      (.35)   $      (.03)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                                         Beneficial
                                                                                          Assignee
                                                                       General           Certificate
                                                                       Partner             Holders             Total
                                                                      ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2003                          $(324,205)         $3,553,180         $3,228,975

  Net loss                                                               (6,140)           (300,851)          (306,991)
                                                                      ---------          ----------         ----------

Partners' (deficit) capital, June 30, 2003                            $(330,345)         $3,252,329         $2,921,984
                                                                      =========          ==========         ==========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the six months ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  2003          2002
                                                                                ---------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $(306,991)   $ (27,282)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...........................................     614,701      583,760

    Changes in assets and liabilities:
      Increase in receivables and other assets, net .........................    (122,926)    (116,345)
      Increase in accounts payable and accrued expenses .....................     139,651       81,935
      (Decrease) increase in hotel trade payables ...........................    (100,713)      14,267
                                                                                ---------    ---------

        Net cash provided by operating activities ...........................     223,722      536,335
                                                                                ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment ...................................    (142,846)    (139,988)
  Net withdrawals from (deposits to) working capital reserve ................     132,090     (125,055)
  Net deposits to capital improvements
    and real estate tax reserves held by servicer ...........................     (53,336)     (89,541)
                                                                                ---------    ---------

        Net cash used in investing activities ...............................     (64,092)    (354,584)
                                                                                ---------    ---------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner .....................          --     (177,278)
  Payment of principal on mortgage payable ..................................     (83,699)     (77,666)
  Payment of principal on capital leases payable ............................     (19,211)          --
                                                                                ---------    ---------

        Net cash used in financing activities ...............................    (102,910)    (254,944)
                                                                                ---------    ---------


Net increase (decrease) in hotel operating cash and cash and cash equivalents      56,720      (73,193)

Hotel operating cash and cash and cash equivalents, beginning of period .....     173,741      401,934
                                                                                ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ...........   $ 230,461    $ 328,741
                                                                                =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $ 320,433    $ 324,628
                                                                                =========    =========


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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


3. WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $241,473 and $373,563 as of June 30, 2003 and December 31, 2002, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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


4.   CAPITAL  IMPROVEMENTS,  REAL  ESTATE  TAX AND  INSURANCE  RESERVES  HELD BY
       SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payment for annual taxes and assessments to be levied on the hotels is currently estimated at $32,660 per month for the remainder of 2003. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During each of the six month periods ended June 30, 2003 and 2002, the Partnership made escrow deposits aggregating $116,188 for capital improvements, and $225,167 and $239,768, respectively, for estimated annual real estate taxes. As of June 30, 2003, and December 31, 2002, the servicer held $112,851 and $83,840, respectively, for capital improvements and $150,932 and $126,607, respectively, for real estate taxes.


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

                             June 30, 2003 and 2002

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

     The Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2003 and 2002. The Partnership's balance on this loan was $8,159,659 and $8,243,358 as of June 30, 2003 and December 31, 2002, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

         No distributions were declared and payable to BAC holders of record during the first and second quarters of 2003 and 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of fourth quarter 2001 operations, and was paid to BAC holders of record during the first quarter of 2002.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for the first two quarters of 2003 and 2002.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


7.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended June 30, 2003 and 2002, lease payments were $124,082 and $133,412, respectively; for the six month periods ended June 30, 2003 and 2002, lease payments were $354,889 and $351,819, respectively.

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

          In February 2003, the General Partner approved a $34,058 improvement project at the Roseville hotel, to be funded from the working capital reserve of the Partnership. The improvements are expected to be funded and completed during the third quarter of 2003.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended June 30, 2003 and 2002; and $27,336 for each of the six month periods ended June 30, 2003 and 2002.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2003 and 2002, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $18,692 and $9,716 for the three month periods ended June 30, 2003 and 2002, respectively, and $32,076 and $25,961 for the six month periods ended June 30, 2003 and 2002, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2003 and 2002.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 5) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE Inc. affiliate, retained a portion of the cash flow, and would have retained any prepayment penalties. A Director of CRIIMI MAE Inc. is also the Chairman of the Board and holder of a 50% equity interest in C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership. On February 26, 2002, CRIIMI MAE Services Limited Partnership sold the loan pool and the servicing thereof to an unrelated third party.

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

                             Travel and the Economy
                             ----------------------

     The hotels in which the Partnership is invested have experienced declines in average occupancy and revenue resulting from a decrease in both business and leisure bookings due to concerns over the safety of air travel, combined with general economic conditions in the markets where they are located. These conditions, when coupled with ongoing concerns over safety, continue to negatively impact occupancy and average daily rates at the Partnership's five hotels. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in occupancy and revenue, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the first and second quarters of 2002. The General Partner made a distribution for the third quarter of 2002. The General Partner did not make distributions for the fourth quarter of 2002 or the first and second quarters of 2003. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the third quarter of 2003 in October 2003. The General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements. As of May 14, 2003, $34,058 has been approved for improvements at the Roseville hotel. The improvements are expected to be funded and completed during the third quarter of 2003.

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

     In February 2003, the General Partner approved $34,058 for improvements at the Roseville hotel, to be funded from the working capital reserve of the Partnership. The improvements are expected to be funded and completed during the third quarter of 2003.

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

     The Partnership's net cash provided by the hotels' operating activities for the six months ended June 30, 2003, was adequate to support investing and financing activities. The Partnership's net cash provided by the hotels' operating activities for the six months ended June 30, 2002, along with existing cash resources, was adequate to support investing and financing activities. The Partnership anticipates that existing cash and cash equivalents along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves and the Roseville hotel improvements. Current liabilities at June 30, 2003 totaled $1,025,307, which represents a $35,107 increase from the balance at December 31, 2002. This increase resulted primarily from an increase in accounts payable and accrued expenses, partially offset by decreases in hotel trade payables and the short-term portion of capital leases payable. Accounts payable and accrued expenses increased primarily due to higher building lease expense being accrued at the Scottsdale hotel. Hotel trade payables decreased due to increased revenues, compared to the fourth quarter of 2002, which generate cash flow for the prompt payment of hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the current loan, the Partnership made installments of principal and interest aggregating $402,294 during the six months ended both June 30, 2003 and 2002. The Partnership's balance on this loan was $8,159,659 and $8,243,358 as of June 30, 2003 and December 31, 2002, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During each of the six month periods ended June 30, 2003 and 2002, the Partnership made escrow deposits aggregating $116,188 for capital improvements, and $225,167 and $239,768, respectively, for estimated annual real estate taxes. As of June 30, 2003 and December 31, 2002, the servicer held $112,851 and $83,840, respectively, for capital improvements, and $150,932 and $126,607, respectively, for real estate taxes.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $241,473 and $373,563 as of June 30, 2003 and December 31, 2002, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

Distributions to BAC Holders
----------------------------

     No distributions were declared and payable to BAC holders of record during the first and second quarters of 2003 and 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of fourth quarter 2001 operations, and was paid to BAC holders of record during the first quarter of 2002.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net loss of $253,955 for the three month period ended June 30, 2003, compared to net loss of $45,929 for the three month period ended June 30, 2002, primarily due to a $171,042 decrease in hotel gross operating income and $48,133 increase in unallocated operating expenses.
Partially offsetting the loss were an $8,904 increase in interest and other income, and a $2,245 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in all four hotel departmental revenue categories, partially offset by decreases in three hotel departmental expense categories. The primary contributor to the decrease in hotel gross operating income was a $197,111 decrease in rooms revenue, as the hotels continue to be adversely affected by declines in business and leisure travel and by continued weakness in the overall economy, as discussed above. The increase in unallocated operating expenses was primarily due to increases in general and administrative expenses, marketing expense, depreciation and amortization expenses, energy expense, and professional fees, partially offset by an increase in other income related to a tax refund received for the Roseville Hotel, and by decreases in building lease expense, property tax expense, property operations and maintenance expenses and management fees.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership recognized net loss of $306,991 for the six month period ended June 30, 2003, compared to net loss of $27,282 for the six month period ended June 30, 2002, primarily due to a $280,583 decrease in hotel gross operating income and a $44,716 increase in unallocated operating expenses.
Partially offsetting the loss were an $8,252 increase in interest and other income, and a $4,195 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in three hotel departmental revenue categories, and an increase in one hotel departmental expense category, partially offset by an increase in one hotel departmental revenue category and decreases in three hotel departmental expense categories. The primary contributor to the decrease in hotel gross operating income was a $260,365 decrease in rooms revenue, as the hotels continue to be adversely affected by declines in travel, and by the continued weakness in the overall economy. The increase in unallocated operating expenses was primarily due to increases in building lease expense, marketing expense, depreciation and amortization expenses, energy expense, and professional fees, partially offset by an increase in other income, as discussed above, and decreases in general and administrative expenses, property tax expense, property operations and maintenance expenses and management fees.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and six months ended June 30, 2003 and 2002, follows.

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

     Over the last two years, four of the Partnership's hotels have been adversely affected due to the decrease in business and leisure travel, as well as the continued weakness in the overall economy. As a result, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include results of operations for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, rental and other, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six months ended June 30, 2003 and 2002, follow.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


                                               Gross Operating Income              Gross Operating Income
                                             for the three months ended           for the six months ended
                                                       June 30,                            June 30,
                                             -----------------------------       ----------------------------
         Hotel Location                         2003               2002             2003              2002
         --------------                      ----------         ----------       ----------        ----------
         Clearwater, FL                      $  196,016         $  204,723       $  475,313        $  539,796
         Minneapolis, MN                        423,605            469,627          757,844           836,317
         Plymouth, MN                           156,394            201,100          242,312           312,403
         Roseville, MN                          200,693            241,767          329,641           385,137
         Scottsdale, AZ                         412,926            443,459        1,284,438         1,263,335
                                             ----------         ----------       ----------        ----------
           Total                             $1,389,634         $1,560,676       $3,089,548        $3,336,988
                                             ==========         ==========       ==========        ==========

                                               Operating Income (Loss)             Operating Income (Loss)
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             -----------------------------       ---------------------------
                                                2003               2002             2003              2002
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                      $   36,767         $   61,987       $  159,235        $  235,052
         Minneapolis, MN                        203,172            242,763          314,294           379,694
         Plymouth, MN                            14,729             60,532          (32,162)           29,137
         Roseville, MN                           44,874             98,510           27,980           106,848
         Scottsdale, AZ                         (35,399)            (5,560)         252,970           243,982
         Depreciation and partnership
           operating expenses                  (357,510)          (341,328)        (708,875)         (697,367)
                                             ----------         ----------       ----------        ----------
                                             $  (93,367)        $  116,904       $   13,442        $  297,346
                                             ==========         ==========       ==========        ==========


                                                 Average Occupancy                   Average Occupancy
                                             for the three months ended           for the six months ended
                                                      June 30,                            June 30,
                                             -----------------------------       ----------------------------
                                                2003               2002             2003              2002
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                           60%                 56%             64%               62%
         Minneapolis, MN                          77%                 84%             72%               78%
         Plymouth, MN                             64%                 72%             52%               59%
         Roseville, MN                            62%                 69%             55%               62%
         Scottsdale, AZ                           76%                 79%             82%               81%
                                                 ---                 ---             ---               ---
         Weighted Average Occupancy (1)           69%                 73%             67%               70%
                                                 ===                 ===             ===               ===

(1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

                        Three Months Ended June 30, 2003
                        --------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended June 30, 2003, decreased from the same period in 2002 due to an increase in rooms expense, related to higher occupancy, higher marketing expense and the funding of repairs. The increase in average occupancy was not sufficient to offset the larger decline in average daily rate. Average occupancy increased due to an increase in convention bookings during June 2003.

Minneapolis, Minnesota: Gross operating income, operating income and average occupancy for the three month period ended June 30, 2003, decreased from the same period in 2002 due to cutbacks in business travel, and the lack of University of Minnesota student housing contracts.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


Plymouth,  Minnesota:  Gross  operating  income,  operating  income and  average occupancy for the three month period ended June 30, 2003, decreased from the same period in 2002 due to an overall weak economy and loss of technology-related business travel, along with general business travel cutbacks.

Roseville, Minnesota: Gross operating income, operating income and average occupancy for the three month period ended June 30, 2003, decreased from the same period in 2002 due to an overall weak economy and a decline in business bookings during the quarter.

Scottsdale, Arizona: Gross operating income and average occupancy for the three period month ended June 30, 2003, decreased from the same period in 2002 due to lower annual convention bookings. Operating loss increased as a direct result of lower revenues.

                         Six Months Ended June 30, 2003
                         ------------------------------

Clearwater, Florida: Gross operating income and operating income for the six month period ended June 30, 2003, decreased from the same period in 2002 as the increase in occupancy was not sufficient to offset the larger decline in average daily rate.

Minneapolis, Minnesota: Gross operating income, operating income and average occupancy for the six month period ended June 30, 2003, decreased from the same period in 2002 due to weak overall business demand, and the lack of University of Minnesota student housing contracts.

Plymouth, Minnesota: Gross operating income, operating income and average occupancy for the six month period ended June 30, 2003, decreased from the same period in 2002 due to weak overall demand from the business and technology market sectors.

Roseville, Minnesota: Gross operating income, operating income and average occupancy for the six month period ended June 30, 2003, decreased from the same period in 2002 due to an overall weak economy and a decline in business bookings during the period.

Scottsdale, Arizona: Gross operating income, operating income and average occupancy for the six period month ended June 30, 2003, increased from the same period in 2002 due to the closing of a local competitor combined with an increase in group bookings.


Item 3. Controls and Procedures
        -----------------------

     In July 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None.

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2003.

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



August 13, 2003                       by:  /s/ Michael J. Tuszka
---------------                            -------------------------------------
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



August 13, 2003                             by:  /s/ Michael J. Tuszka
---------------                                  -------------------------------
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



August 13, 2003                    by:  /s/ William B. Dockser
---------------                         ----------------------------------------
DATE                                    William B. Dockser,
                                          Director, Chairman of the Board,
                                          and Treasurer
                                          (Principal Executive Officer)