Form 10QSB
period 2003-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2003-11-14
CIK 808377

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

                For the quarterly period ended September 30, 2003


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003


                                                                         Page
                                                                         ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2003 and December 31, 2002......................  1

         Statements of Operations
           - for the three and nine months ended September 30, 2003
             and 2002......................................................  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2003..................  3

         Statements of Cash Flows
           - for the nine months ended September 30, 2003 and 2002.........  4

         Notes to Financial Statements
           - September 30, 2003 and 2002...................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 10

Item 3.  Controls and Procedures........................................... 16


Part II. OTHER INFORMATION

Item 5.  Other Information................................................. 17

Item 6.  Exhibits and Reports on Form 8-K.................................. 17

Signature.................................................................. 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2003            2002
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     13,987,057      13,917,774
  Furniture, fixtures and equipment ....................................................      2,621,095       2,494,609
  Leasehold improvements ...............................................................      1,431,234       1,431,234
                                                                                           ------------    ------------

                                                                                             19,613,876      19,418,107
  Less: accumulated depreciation and amortization ......................................     (9,756,735)     (8,936,081)
                                                                                           ------------    ------------

                                                                                              9,857,141      10,482,026

Hotel operating cash ...................................................................        170,852         173,741
Cash and cash equivalents ..............................................................             --              --
Working capital reserve ................................................................        317,353         373,563
Capital improvements and real estate tax reserves held by servicer .....................        196,819         210,447
Receivables and other assets ...........................................................        489,441         467,103
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $533,453 and $507,950, respectively ...............        486,651         512,154
Property purchase costs,
  net of accumulated amortization of $94,964 and $90,408, respectively .................         87,302          91,858
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 11,605,559    $ 12,310,892
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    498,062    $    473,232
  Hotel trade payables .................................................................        163,078         314,151
  Short-term portion of mortgage payable ...............................................        173,475         165,349
  Short-term portion of capital leases payable .........................................         22,051          37,468
                                                                                           ------------    ------------

Total current liabilities ..............................................................        856,666         990,200
                                                                                           ------------    ------------

Long term liabilities:
  Mortgage payable .....................................................................      7,945,768       8,078,009
  Capital leases payable ...............................................................             --          13,708
                                                                                           ------------    ------------

    Total liabilities ..................................................................      8,802,434       9,081,917
                                                                                           ------------    ------------

Commitments and contingencies

Partners' (deficit) capital:
  General Partner ......................................................................       (332,722)       (324,205)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      3,135,847       3,553,180
                                                                                           ------------    ------------

    Total partners' capital ............................................................      2,803,125       3,228,975
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 11,605,559    $ 12,310,892
                                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             For the three months ended    For the nine months ended
                                                    September 30,                September 30,
                                             --------------------------    --------------------------
                                                 2003           2002            2003          2002
                                             -----------    -----------    -----------    -----------
Revenue:
  Rooms ..................................   $ 1,984,369    $ 2,085,633    $ 6,217,447    $ 6,579,076
  Telephone ..............................        23,825         31,135         72,984        100,922
  Rental and other .......................        74,782         72,807        214,207        213,294
  Food and beverage ......................        12,505         11,463         43,044         40,530
                                             -----------    -----------    -----------    -----------

                                               2,095,481      2,201,038      6,547,682      6,933,822
                                             -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ..................................      (630,321)      (642,022)    (1,866,087)    (1,905,753)
  Telephone ..............................       (17,652)       (21,343)       (57,979)       (66,185)
  Rental and other .......................       (24,582)       (32,246)       (85,998)       (94,859)
  Food and beverage ......................       (12,432)       (11,023)       (37,576)       (35,633)
                                             -----------    -----------    -----------    -----------

                                                (684,987)      (706,634)    (2,047,640)    (2,102,430)
                                             -----------    -----------    -----------    -----------

Gross operating income ...................     1,410,494      1,494,404      4,500,042      4,831,392
                                             -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ..............        36,562         22,717         89,300         67,203
  General and administrative .............      (270,411)      (276,624)      (826,433)      (855,644)
  Building lease .........................      (100,141)       (96,721)      (455,030)      (448,540)
  Marketing ..............................      (224,062)      (208,390)      (689,016)      (658,236)
  Depreciation and amortization ..........      (248,229)      (296,079)      (862,930)      (879,839)
  Energy .................................      (132,824)      (128,472)      (385,524)      (373,513)
  Property taxes .........................      (156,804)      (151,766)      (470,412)      (475,244)
  Property operations and maintenance ....      (139,056)      (145,278)      (435,789)      (447,196)
  Management fees ........................       (73,605)       (77,295)      (229,957)      (243,837)
  Base asset management fee ..............       (23,438)       (23,438)       (70,313)       (70,313)
  Professional fees ......................       (36,005)       (17,914)      (108,015)       (53,743)
                                             -----------    -----------    -----------    -----------

                                              (1,368,013)    (1,399,260)    (4,444,119)    (4,438,902)
                                             -----------    -----------    -----------    -----------

Operating income .........................        42,481         95,144         55,923        392,490

Other expense:
  Interest expense .......................      (161,340)      (163,888)      (481,773)      (488,516)
                                             -----------    -----------    -----------    -----------

Net loss .................................   $  (118,859)   $   (68,744)   $  (425,850)   $   (96,026)
                                             ===========    ===========    ===========    ===========


Net loss allocated to General Partner (2%)   $    (2,377)   $    (1,375)   $    (8,517)   $    (1,921)
                                             ===========    ===========    ===========    ===========

Net loss allocated to BAC Holders (98%) ..   $  (116,482)       (67,369)   $  (417,333)   $   (94,105)
                                             ===========    ===========    ===========    ===========

Net loss per BAC,
  based on 868,662 BACs outstanding ......   $     (0.13)   $     (0.08)   $     (0.48)   $     (0.11)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                       Beneficial
                                                                        Assignee
                                                     General           Certificate
                                                     Partner             Holders             Total
                                                    ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2003        $(324,205)         $3,553,180         $3,228,975

  Net loss                                             (8,517)           (417,333)          (425,850)
                                                    ---------          ----------         ----------

Partners' (deficit) capital, September 30, 2003     $(332,722)         $3,135,847         $2,803,125
                                                    =========          ==========         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                         For the nine months ended
                                                                               September 30,
                                                                         -------------------------
                                                                             2003         2002
                                                                          ----------   ----------
Cash flows from operating activities:
  Net loss ............................................................   $(425,850)   $ (96,026)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization .....................................     862,930      879,839

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ...................     (34,555)    (122,236)
      Increase in accounts payable and accrued expenses ...............      24,830        4,398
      Decrease in hotel trade payables ................................    (151,073)     (40,193)
                                                                          ---------    ---------

        Net cash provided by operating activities .....................     276,282      625,782
                                                                          ---------    ---------


Cash flows from investing activities:
  Net additions to property and equipment .............................    (195,769)    (265,493)
  Net withdrawals from (deposits to) working capital reserve ..........      56,210     (140,071)
  Net withdrawals from capital improvements
    and real estate tax reserves held by servicer .....................      13,628       22,117
                                                                          ---------    ---------

        Net cash used in investing activities .........................    (125,931)    (383,447)
                                                                          ---------    ---------


Cash flows from financing activities:
  Distributions paid to BAC Holders and General Partner ...............          --     (177,278)
  Payment of principal on mortgage payable ............................    (124,115)    (114,926)
  Payment of principal on capital leases payable ......................     (29,125)          --
                                                                          ---------    ---------

        Net cash used in financing activities .........................    (153,240)    (292,204)
                                                                          ---------    ---------

Net decrease in hotel operating cash and cash and cash equivalents ....      (2,889)     (49,869)

Hotel operating cash and cash and cash equivalents, beginning of period     173,741      401,934
                                                                          ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period .....   $ 170,852    $ 352,065
                                                                          =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $ 481,773    $ 488,516
                                                                          =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     The Partnership and the chief operating decision maker consider the hotels' operations as a single homogeneous business activity as it relates to achieving their objectives of cash flow growth and capital appreciation. The chief operating decision maker reviews cash flow and operating results in the aggregate in order to determine the appropriate level of cash available, if any, for distribution to the investors in the Partnership. Accordingly, the Partnership considers itself to operate in a single reportable segment in accordance with Statement of Financial Accounting Standards No. 131.


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


3.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $317,353 and $373,563 as of September 30, 2003 and December 31, 2002, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

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

     On September 24, 2003, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. Repayment is anticipated during the first four months of 2004.


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

     During each of the nine month periods ended September 30, 2003 and 2002, the Partnership made escrow deposits aggregating $174,281 for capital improvements, and $323,148 and $359,652, respectively, for estimated annual real estate taxes. As of September 30, 2003, and December 31, 2002, the servicer held $133,880 and $83,840, respectively, for capital improvements and $62,939 and $126,607, respectively, for real estate taxes.


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

                           September 30, 2003 and 2002

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

     The Partnership made installments of principal and interest aggregating $603,442 during the nine months ended both September 30, 2003 and 2002. The Partnership's balance on this loan was $8,119,243 and $8,243,358 as of September 30, 2003 and December 31, 2002, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distributions were declared and payable to BAC holders of record during the first three quarters of 2003. No distributions were declared and payable to BAC holders of record during the first and second quarters of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of third quarter 2002 operations, and was paid in the fourth quarter of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of fourth quarter 2001 operations, and was paid to BAC holders of record during the first quarter of 2002.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for the first three quarters of 2003 and 2002.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended September 30, 2003 and 2002, lease payments were $100,141 and $96,721, respectively; for the nine month periods ended September 30, 2003 and 2002, lease payments were $455,030 and $448,540, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


7.   COMMITMENTS - Continued

     c.   Minneapolis and Roseville capital improvements
          ----------------------------------------------

          In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January 2003, $42,302 was funded from the Partnership's working capital reserve, and $11,679 was funded in April 2003, for a total project cost of $304,314.

          In February 2003, the General Partner approved a $34,058 improvement project at the Roseville hotel, to be funded from the working capital reserve of the Partnership. The improvements are expected to be funded and completed during the fourth quarter of 2003.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended September 30, 2003 and 2002, and $41,003 for each of the nine month periods ended September 30, 2003 and 2002.

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter of 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2003 and 2002, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $11,157 and $11,937 for the three month periods ended September 30, 2003 and 2002, respectively, and $43,233 and $30,600 for the nine month periods ended September 30, 2003 and 2002, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2003 and 2002.

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

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


     CRI Hotel Income Partners, L.P.'s (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                             Travel and the Economy
                             ----------------------

     The hotels in which the Partnership is invested have experienced declines in average occupancy and revenue resulting from a decrease in both business and leisure bookings due to concerns over the safety of air travel, combined with general economic conditions in the markets where they are located. These conditions continue to impact negatively the occupancy and average daily rates at the Partnership's five hotels. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in occupancy and revenue, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the first and second quarters of 2002. The General Partner made a distribution for the third quarter of 2002. The General Partner did not make distributions for the fourth quarter of 2002 or the first three quarters of 2003. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the fourth quarter of 2003 in January 2004. The General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost- control measures in an effort to maintain liquidity at the hotels.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2 million from the working capital reserve to the hotels for such capital improvements. As of November 14, 2003, $34,058 has been approved for an improvement project at the Roseville hotel. The improvements are expected to be funded and completed during the fourth quarter of 2003.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the
Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January 2003, $42,302 was funded from the Partnership's working capital reserve, and $11,679 was funded in April 2003, for a total project cost of $304,314.

     In February 2003, the General Partner approved a $34,058 improvement project at the Roseville hotel, to be funded from the working capital reserve of the Partnership. The improvements are expected to be funded and completed during the fourth quarter of 2003.

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

     For the nine month period ended September 30, 2003, net cash provided by the hotels' operating activities and existing Cash Resources were adequate to support investing and financing requirements. Hotel operating cash and cash and cash equivalents (Cash Resources) decreased $2,889 during the nine month period ended September 30, 2003, as net cash used in investing and financing activities exceeded net cash provided by operating activities. The Partnership anticipates that existing Cash Resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves and the Roseville hotel improvements. Current liabilities at September 30, 2003 totaled $856,666, which represents a $133,534 decrease from the balance at December 31, 2002. This decrease resulted primarily from decreases in hotel trade payables and the short-term portion of capital leases payable, partially offset by increases in accounts payable and accrued expenses and in the short-term portion of mortgage payable. Accounts payable and accrued expenses increased primarily due to real estate taxes being accrued at the Clearwater hotel which are paid in November, partially offset by payment of real estate taxes made in April and September 2003 relating to the four other hotels. Hotel trade payables decreased due to increased revenues in the third quarter of 2003, compared to the fourth quarter of 2002, which generated cash flow for the more prompt payment of hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the current loan, the Partnership made installments of principal and interest aggregating $603,442 during each of the nine month periods ended September 30, 2003 and 2002. The Partnership's balance on this loan was $8,119,243 and $8,243,358 as of September 30, 2003 and December 31, 2002, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During each of the nine month periods ended September 30, 2003 and 2002, the Partnership made escrow deposits aggregating $174,281 for capital improvements, and $323,148 and $359,652, respectively, for estimated annual real estate taxes. As of September 30, 2003 and December 31, 2002, the servicer held reserves of $133,880 and $83,840, respectively, for capital improvements, and $62,939 and $126,607, respectively, for real estate taxes.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $317,353 and $373,563 as of September 30, 2003 and December 31, 2002, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

     On September 24, 2003, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. Repayment is anticipated during the first four months of 2004.

Distributions to BAC Holders
----------------------------

     No distributions were declared and payable to BAC holders of record during the first three quarters of 2003. No distributions were declared and payable to BAC holders of record during the first and second quarters of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of third quarter 2002 operations, and was paid in the fourth quarter of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of fourth quarter 2001 operations, and was paid to BAC holders of record during the first quarter of 2002.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net loss of $118,859 for the three month period ended September 30, 2003, compared to a net loss of $68,744 for the corresponding period in 2002, primarily due to a $83,910 decrease in hotel gross operating income. Partially offsetting the loss were a $17,402 decrease in unallocated operating expenses, a $13,845 increase in interest and other income, and a $2,548 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in two hotel departmental revenue categories, partially offset by increases in two hotel departmental revenue categories and decreases in three hotel departmental expense categories. The primary contributor to the decrease in hotel gross operating income was a $101,264 decrease in rooms revenue, as the hotels continue to be adversely affected by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy, as discussed above. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expenses, depreciation and amortization expenses, property operations and maintenance expenses and management fees, and by an increase in other income due to an abatement refund received for the Roseville Hotel, all partially offset by increases in building lease expense, marketing expense, energy expense, property tax expense, and professional fees.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership recognized net loss of $425,850 for the nine month period ended September 30, 2003, compared to a net loss of $96,026 for the corresponding period in 2002, primarily due to a $331,350 decrease in hotel gross operating income and a $27,314 increase in unallocated operating expenses. Partially offsetting the loss were a $22,097 increase in interest and other income, and a $6,743 decrease in interest expense. The decrease in hotel gross operating income was due to decreases in two hotel departmental revenue categories, and an increase in one hotel departmental expense category, partially offset by increases in two hotel departmental revenue categories and decreases in three hotel departmental expense categories. The primary contributor to the decrease in hotel gross operating income was a $361,629 decrease in rooms revenue, as the hotels continue to be adversely affected by declines in travel, by competitive pricing, and by the continued weakness in the overall economy. The increase in unallocated operating expenses was primarily due to increases in building lease expense, marketing expense, energy expense, and professional fees, partially offset by an increase in other income due to two refunds received for the Roseville hotel and decreases in general and administrative expenses, depreciation and amortization expenses, property tax expense, property operations and maintenance expenses and management fees.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any cost increase, and to search for cost savings, in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and nine months ended September 30, 2003 and 2002, follows.

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

     Over the last two years, each of the Partnership's hotels have been adversely affected, albeit in different ways, by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy. As a result, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include results of operations for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, telephone, rental and other, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine months ended September 30, 2003 and 2002, follow.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


                                                Gross Operating Income             Gross Operating Income
                                              for the three months ended          for the nine months ended
                                                     September 30,                       September 30,
                                             -----------------------------       ----------------------------
         Hotel Location                         2003               2002             2003              2002
         --------------                      ----------         ----------       ----------        ----------
         Clearwater, FL                      $  160,088         $  148,384       $  635,401        $  688,180
         Minneapolis, MN                        477,313            545,157        1,235,157         1,381,474
         Plymouth, MN                           180,753            217,145          423,065           529,548
         Roseville, MN                          275,441            278,065          605,082           663,202
         Scottsdale, AZ                         316,899            305,653        1,601,337         1,568,988
                                             ----------         ----------       ----------        ----------
           Total                             $1,410,494         $1,494,404       $4,500,042        $4,831,392
                                             ==========         ==========       ==========        ==========

                                                Operating Income (Loss)                Operating Income
                                              for the three months ended           for the nine months ended
                                                    September 30,                        September 30,
                                             -----------------------------       -----------------------------
                                                2003               2002              2003              2002
                                             ----------         ----------       -----------       -----------
         Clearwater, Fl                      $   15,004         $   10,597       $   174,239       $   245,649
         Minneapolis, MN                        243,778            307,973           558,072           687,667
         Plymouth, MN                            40,389             85,089             8,227           114,226
         Roseville, MN                          129,504            136,859           171,589           243,707
         Scottsdale, AZ                         (95,377)           (92,770)          157,593           151,212
         Depreciation and partnership
           operating expenses                  (290,817)          (352,604)       (1,013,797)       (1,049,971)
                                             ----------         ----------       -----------       -----------
                                             $   42,481         $   95,144       $    55,923       $   392,490
                                             ==========         ==========       ===========       ===========


                                                  Average Occupancy                   Average Occupancy
                                              for the three months ended           for the nine months ended
                                                    September 30,                        September 30,
                                             -----------------------------       ----------------------------
                                                2003               2002             2003              2002
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                           53%                 47%             60%               57%
         Minneapolis, MN                          85%                 90%             76%               82%
         Plymouth, MN                             64%                 70%             56%               62%
         Roseville, MN                            74%                 75%             62%               66%
         Scottsdale, AZ                           71%                 67%             78%               76%
                                                 ---                 ---             ---               ---
         Weighted Average Occupancy (1)           70%                 70%             68%               70%
                                                 ===                 ===             ===               ===

     (1) Weighted average occupancy is computed by taking into consideration the number of rooms at each location.

                      Three Months Ended September 30, 2003
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended September 30, 2003, increased from the same period in 2002 primarily due to an increase in rooms revenue due to higher occupancy, and decreases in rental expense, general and administrative expenses and energy expense, partially offset by an increase in rooms expense also due to higher occupancy, higher marketing expense and the funding of repairs. Average occupancy increased due to increases in franchise-generated and internet bookings.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2003, decreased from the same period in 2002 due to decreases in all departmental revenue categories, partially offset by decreases in all hotel departmental expense categories and operating expenses, offset by an increase in property tax expense and insurance expense. Average occupancy decreased due to reductions in business bookings and the lack of University of Minnesota student housing contracts.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2003, decreased from the same period in 2002 due to decreases in all departmental revenue categories and higher operating expenses, partially offset by decreases in two departmental expenses categories and lower management fees. Average occupancy decreased due to the loss of technology-related business bookings, along with reductions in general business bookings.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2003, decreased from the same period in 2002 primarily due to lower rooms revenue and increases in marketing expense, energy expense, insurance expense and property taxes, partially offset by higher rental income and decreases in all departmental expense categories, general and administrative expenses, repair and maintenance expenses and management fees. Average occupancy decreased slightly due to a decline in business bookings during the third quarter of 2003.

Scottsdale, Arizona: Gross operating income for the three month period ended September 30, 2003, increased from the same period in 2002 primarily due to higher rooms revenue, higher food and beverage revenue, lower rooms expense and lower telephone expense, partially offset by lower telephone revenue and higher food and beverage expense. Average occupancy increased due to an increase in group bookings and the closing of a local competitor for renovations. Operating loss increased as expenses increased in most categories, partially offset by a decrease in repair and maintenance expenses. The hotel's operations are usually adversely affected during the third quarter by the hot climate (seasonality).

                      Nine months Ended September 30, 2003
                      ------------------------------------

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2003, decreased from the same period in 2002 primarily due to decreases in all departmental revenue categories and increases in rooms expense, marketing expense, repair and maintenance expenses and insurance expense, partially offset by decreases in general and administrative expenses, energy expense, and management fees. Although average occupancy increased due to increases in franchise-generated and internet bookings, it was not sufficient to offset the larger decline in average daily rate.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2003, decreased from the same period in 2002 primarily due to decreases in rooms and telephone revenues and increases in marketing expense, energy expense and insurance expense, partially offset by lower departmental expenses and decreases in general and administrative expenses, repair and maintenance expenses, management fees and property taxes. Average occupancy decreased due to reductions in business bookings and the lack of University of Minnesota student housing contracts.

Plymouth, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2003, decreased from the same period in 2002 primarily due to decreases in all departmental revenue categories, increases in marketing expense, energy expense, insurance expense and property taxes, partially offset by decreases in general and administrative expenses, repair and maintenance expenses and management fees. Average occupancy decreased due to weak overall demand from the business and technology market sectors.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2003, decreased from the same period in 2002 primarily due to decreases in all departmental revenue categories and increases in general and administrative expenses, marketing expense, energy expense and insurance expense, partially offset by decreases in rooms expense, telephone expense, repair and maintenance expenses, management fees and property taxes. Average occupancy decreased due to a decline in business bookings during the period.

Scottsdale, Arizona: Gross operating income and operating income for the nine month period ended September 30, 2003, increased from the same period in 2002 primarily due to increases in rooms revenue, and in food and beverage revenue and decreases in telephone expense, rental expense and repair and maintenance expenses, partially offset by a decrease in telephone revenue and increases in food and beverage expense, general and administrative expenses, marketing expense, energy expense, management fees, insurance expense and land lease expense. Average occupancy increased due to an increase in group bookings and the closing of a local competitor for renovations.


Item 3. Controls and Procedures
        -----------------------

     In October 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2003 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

     CMG Partners, LLC (CMG) has initiated an undated, unregistered tender offer to purchase up to 4.9% of the outstanding BAC units at a price of $3.75 per unit; the offer expires on January 30, 2004. CMG is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of CMG and does not necessarily represent the fair market value of each BAC.

     The Managing General Partner has not expressed any opinion and remains neutral toward the unregistered tender offer for the purchase of BAC units described above.


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit No.    Description
          ----------     -----------

              31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

              32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2003.

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



November 14, 2003                    by:  /s/ Michael J. Tuszka
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