Form 10KSB
period 2003-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2004-03-09
CIK 808377

--------------------------------------------------------------------------------
                       COMMISSION Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB


                               ------------------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $8,452,273.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.


--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2003 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                          Page

                                     PART I

Item 1.  Business......................................................... I-1
Item 2.  Properties....................................................... I-2
Item 3.  Legal Proceedings................................................ I-2
Item 4.  Submission of Matters to a Vote of Security Holders.............. I-2


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
           and Related Partnership Matters ............................... II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... II-3
Item 7.  Financial Statements............................................. II-8
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................... II-8


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............... III-1
Item 10. Executive Compensation........................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management... III-2
Item 12. Certain Relationships and Related Transactions................... III-3
Item 13. Exhibits and Reports on Form 8-K................................. III-3
Item 14. Controls and Procedures.......................................... III-4

Signatures................................................................ III-6

Financial Statements...................................................... III-8

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

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2003, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

                                     PART I
                                     ------

ITEM 2. PROPERTIES
        ----------

     A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2003, follows.



             NAME AND LOCATION              NO. OF ROOMS        DATE ACQUIRED         PURCHASE PRICE
         ------------------------           ------------        -------------        ----------------
         Clearwater Days Inn                    120                04/01/88             $3,750,000
           Clearwater, Florida


         Minneapolis Days Inn                   130                11/01/87             $4,800,000
           Minneapolis, Minnesota


         Plymouth Days Inn                      115                12/30/87             $4,000,000
           Plymouth, Minnesota


         Roseville Days Inn                     114                03/01/88             $4,200,000
           Roseville, Minnesota


         Scottsdale Days Inn                    165                07/01/88             $2,000,000
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

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

                                  Tender Offers
                                  -------------

          Investors have sold their BACs to other investors as a result of unregistered tender offers. If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2002 through May 10, 2002, the Partnership received sale transfer requests for approximately 4.7% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective May 13, 2002, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2002. As a result, transfers of BACs due to sales transactions were not recognized by the Partnership between May 14, 2002, and December 31, 2002. The halt was lifted effective January 1, 2003. From January 1, 2004 through March 8, 2004, the Partnership received sale transfer requests for approximately 4.9% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective March 9, 2004, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2004. As a result, transfers of BACs due to sales transactions will not be recognized by the Partnership between March 9, 2004, and December 31, 2004. The halt will be lifted effective January 1, 2005.

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

          CMG Partners, LLC (CMG), a BAC holder of the Partnership, initiated an undated, unregistered tender offer to purchase up to 4.9% of the outstanding BAC units at a price of $3.75 per unit; the offer expired January 30, 2004. Subsequently, CMG initiated another undated unregistered tender offer to purchase up to 4.5% of the outstanding BAC units at a price of $3.75 per unit; the offer will expire April 30, 2004. CMG is unaffiliated with the Partnership or the General Partner. The prices offered were determined solely at the discretion of CMG and do not necessarily represent the fair market value of each BAC.

          The General Partner did not express any opinion with respect to the Odd Lot unregistered tender offer and remained neutral with respect to the CMG unregistered tender offers for the purchase of BACs described above.

     (b) As of March 9, 2004, there were 1,244 registered holders of BACs in the Partnership.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
        -----------------------------------------------
          CERTIFICATES AND RELATED PARTNERSHIP MATTERS - Continued
          --------------------------------------------

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. The Partnership paid distributions of $0 and $173,732 to BAC holders out of 2003 and 2002 operations, respectively. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-KSB. Property and equipment are depreciated or amortized over estimated useful lives ranging from seven to thirty years using the straight-line method. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful lives could significantly impact the statement of operations.

                             Travel and the Economy
                             ----------------------

     During  the  year  ended  December  31,  2003,  the  hotels  in  which  the
Partnership is invested have experienced declines in average occupancy and revenue resulting from a decrease in both business and leisure bookings due to concerns over the safety of air travel, combined with general economic conditions in the markets where they are located. These conditions continue to impact negatively the occupancy and average daily rates at the Partnership's five hotels. Weaker hotel performance could impact the Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in occupancy and revenue, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the first and second quarters of 2002. The General Partner made a distribution for the third quarter of 2002. The General Partner did not make distributions for the fourth quarter of 2002 or the first three quarters of 2003. The General Partner has determined not to make a distribution to BAC holders for the fourth quarter of 2003, and it appears unlikely that any distributions will be made during 2004. The General Partner continues to work closely with the hotels' manager to institute stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2.2 million from the working capital reserve to the hotels for such capital improvements.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001,$72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January 2003, $42,302 was funded from the Partnership's working capital reserve and $11,679 was funded in April 2003, for a total of $304,314.

     In February 2003, the General Partner approved a $34,058 improvement project at the Roseville hotel. The improvements were completed and funded out of hotel operating cash during the third quarter of 2003.

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

     The Partnership's net cash provided by the hotels' operating activities for 2003 and existing cash resources, were adequate to support investing and financing requirements. The Partnership's net cash provided by the hotels' operating activities for 2002 and existing cash resources were adequate to support investing and financing requirements, and to declare distributions to BAC holders and the General Partner in the third quarter of 2002. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Current liabilities as of December 31, 2003 totaled $907,357, which represents a $82,843 decrease from the balance at December 31, 2002. This decrease resulted from decreases in accounts payable and accrued expenses, hotel trade payables and the short-term portion of capital leases payable, partially offset by an increase in the short-term portion of mortgage payable. Accounts payable and accrued expenses decreased primarily due to lower expense accruals in 2003 for audit expense, annual report expense, utilities expense, franchise fees, management fees and tax expenses, partially offset by an increase in hotel accrued expenses related to higher salary expense accruals in 2003, an advance for payroll processing and rent expense accruals for the land lease at the Scottsdale hotel. Hotel trade payables decreased due to lower occupancy in 2003.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the terms of the mortgage loan do not preclude the future sale of the hotels, either individually or as a portfolio.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the nextthree years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2003, the loan entered into its seventh year. See the notes to the financial statements for further information concerning the acquisition and servicing of this loan.

     The Partnership paid installments of principal and interest aggregating $804,589 during each of 2003 and 2002. The Partnership's balance on this loan was $8,078,009 and $8,243,358 as of December 31, 2003 and 2002, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During 2003 and 2002, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements, and $421,129 and $479,536, respectively, for estimated annual real estate taxes. As of December 31, 2003 and 2002, the servicer held reserves of $135,292 and $83,840, respectively, for capital improvements, and $85,764 and $126,607, respectively, for real estate taxes.

Working Capital Reserve; Intercompany Transactions
--------------------------------------------------

     The working capital reserve of $294,252 and $373,563 as of December 31, 2003 and 2002, respectively, represents all cash and cash equivalents, as defined in Note 1.e. of the accompanying financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

     On September 24, 2003, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. In February 2004, the Scottsdale hotel repaid this loan in full.

Distributions to BAC holders
----------------------------

     No distributions were declared and payable to BAC holders of record during 2003. No distributions were declared and payable to BAC holders of record during the first and second quarters of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of third quarter 2002 operations, and was paid in the fourth quarter of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of fourth quarter 2001 operations, and was paid to BAC holders of record during the first quarter of 2002.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                       Results of Operations - Partnership
                       -----------------------------------

2003 versus 2002
----------------

     The Partnership recognized net loss of $797,287 for the year ended December 31, 2003, compared to net loss of $405,032 for the year ended December 31, 2002, primarily due to a $372,923 decrease in hotel gross operating income, a $20,611 increase in unallocated operating expenses anda $14,312 decrease in interest and other income, partially offset by a $15,591 decrease in interest expense. The decrease in hotel gross operating income was due to decreases totaling $518,906 in three hotel revenue categories, partially offset by an increase of $17,931 in one hotel revenue category and by decreases totaling $128,052 in all hotel departmental expense categories. The primary contributor to the decrease in gross operating income was a decrease in rooms revenue, as the hotels continue to be adversely affected by declines in business and leisure travel, and by competitive pricing. The increase in unallocated operating expenses was primarily due to increases in general and administrative expenses, marketing expense, property taxes, building lease expense and energy expense, partially offset by decreases in depreciation and amortization expenses, property operations and maintenance expenses, management fees and professional fees.

     Analysis of each hotel's operating results for the year 2003 versus the year 2002 follows.

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

                  Hotel Location                 Peak Months
                  --------------            ----------------------

                  Clearwater, FL            January through May
                  Minneapolis, MN           May through December
                  Plymouth, MN              August through October
                  Roseville, MN             March through December
                  Scottsdale, AZ            February through May

     Over the last two years, each of the Partnership's hotels has been adversely affected, albeit in different ways, by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy. As a result, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating (Loss) Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the years ended December 31, 2003 and 2002, follow.

                                                Gross Operating Income
                                            -------------------------------
             Hotel Location                    2003                2002
             --------------                 ----------          ----------

             Clearwater, FL                 $  802,050          $  786,432
             Minneapolis, MN                 1,583,424           1,768,348
             Plymouth, MN                      487,262             659,118
             Roseville, MN                     756,454             819,345
             Scottsdale, AZ                  2,051,378           2,020,248
                                            ----------          ----------

                 Total                      $5,680,568          $6,053,491
                                            ==========          ==========

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                                                Operating (Loss) Income
                                            -------------------------------
             Hotel Location                     2003               2002
             --------------                 -----------         -----------

             Clearwater, FL                 $   200,374         $   213,988
             Minneapolis, MN                    661,722             883,324
             Plymouth, MN                       (44,685)            128,117
             Roseville, MN                      143,216             255,050
             Scottsdale, AZ                     179,487             173,641
             Depreciation and net
               Partnership operating
               expenses                      (1,295,311)         (1,401,471)
                                            -----------         -----------

                 Total                      $  (155,197)        $   252,649
                                            ===========         ===========


                                                      Occupancy
                                            -------------------------------
             Hotel Location                    2003                2002
             --------------                 -----------         -----------

             Clearwater, FL                     59%                 52%
             Minneapolis, MN                    75%                 80%
             Plymouth, MN                       51%                 61%
             Roseville, MN                      59%                 64%
             Scottsdale, AZ                     78%                 76%


2003 versus 2002
----------------

Clearwater, Florida: Gross operating income for the year ended December 31, 2003, increased from 2002 primarily due to an increase in rooms revenue and rental revenue, partially offset by an increase in rooms expense. Operating income decreased in 2003 from 2002 primarily due to increases in general and administrative expenses, marketing expense, repair and maintenance expenses, management fees, insurance expense and property taxes. Although occupancy increased due to increases in franchise-generated and internet bookings, the increase in occupancy was not sufficient to offset the larger decrease in average daily rate.

Minneapolis, Minnesota: Gross operating income and operating income for the year ended December 31, 2003, decreased from 2002 primarily due to decreases in rooms revenue and telephone revenue, increases in marketing expense, energy expense, insurance expense and property taxes, partially offset by decreases in rooms expense, general and administrative expenses, repair and maintenance expenses and management fees. Occupancy decreased due to reduced business bookings and reduced University of Minnesota academic demand for rooms.

Plymouth, Minnesota: Gross operating income and operating (loss) income for the year ended December 31, 2003, decreased from 2002 primarily due to decreases in rooms, telephone and rental revenue and increases in general and administrative expenses, marketing expense, energy expense, and insurance expense, partially offset by decreases in rooms, telephone and rental expenses, repair and maintenance expenses, management fees and property taxes. Occupancy decreased due to weak demand from the business and technology market sectors.

Roseville, Minnesota: Gross operating income and operating income for the year ended December 31, 2003, decreased from 2002 primarily due to decreases in rooms, telephone and rental revenue and increases in rental expense, general and administrative expenses, marketing expense, energy expense, insurance expense, and property taxes, partially offset by decreases in rooms expense, telephone expense, repair and maintenance expenses and management fees. While the average daily rate remained stable, occupancy decreased from 64% to 59% due to decreases in business bookings during 2003.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Scottsdale, Arizona: Gross operating income and operating income for the year ended December 31, 2003, increased from 2002 primarily due to increases in rooms revenue and rental revenue, and decreases in rooms, telephone and rental expenses, repair and maintenance expenses, and property taxes, partially offset by decreases in food and beverage revenue, telephone revenue and increases in general and administrative expenses, marketing expense, energy expense, insurance expense and building lease expense. Occupancy increased due to an increase in group bookings and the temporary closing of a local competitor for renovations.


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

William B. Dockser, 67, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 57, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 9, 2004.

                                                                                % of total
                   Name and Address                  Amount and Nature          BACs issued
                  of Beneficial Owner            of Beneficial Ownership      and outstanding
                  -------------------            -----------------------      ---------------
                  Equity Resource Group,
                    Incorporated, et. al.              51,293 BACs                 5.90%
                  44 Brattle Street
                  Cambridge, MA 02138


     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 9, 2004, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.


                      Name of                       Amount and Nature         % of total
                  Beneficial Owner               of Beneficial Ownership      BACs issued
                  -----------------              -----------------------      -----------
                  William B. Dockser                     None                    0.0%
                  H. William Willoughby                  None                    0.0%
                  All Directors and Officers
                    as a Group (2 persons)               None                    0.0%

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

               1.   Amendment dated as of March 12, 1987.
               2.   Amendment dated as of April 17, 1987.

                                      III-3

                                    PART III
                                    --------

ITEM 14. CONTROLS AND PROCEDURES - Continued
         -----------------------

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

          Exhibit No. 31.1 - Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 31.2 - Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 32 - Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

March 9, 2004                           by:  /s/ William B. Dockser
-------------                                -----------------------------------
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


March 9, 2004                           by:  /s/ H. William Willoughby
-------------                                -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary




March 9, 2004                           by:  /s/ Michael J. Tuszka
-------------                                -----------------------------------
DATE                                         Michael J. Tuszka
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                         -------------------------------
                               PUBLIC ACCOUNTANTS
                               ------------------



To the Partners
CRI Hotel Income Partners, L.P.

     We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership), as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' (deficit) capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P., as of December 31, 2003 and 2002, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                       Grant Thornton LLP

Vienna, Virginia
March 1, 2004

                                      III-7

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                                    December 31,
                                                                                           ----------------------------
                                                                                               2003            2002
                                                                                           ------------    ------------
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     14,012,357      13,917,774
  Furniture, fixtures and equipment ....................................................      2,621,095       2,494,609
  Leasehold improvements ...............................................................      1,431,234       1,431,234
                                                                                           ------------    ------------

                                                                                             19,639,176      19,418,107
  Less: accumulated depreciation and amortization ......................................     (9,989,628)     (8,936,081)
                                                                                           ------------    ------------

                                                                                              9,649,548      10,482,026

Hotel operating cash ...................................................................        105,806         173,741
Cash and cash equivalents ..............................................................             --              --
Working capital reserve ................................................................        294,252         373,563
Capital improvements and real estate tax reserves held by servicer .....................        221,056         210,447
Receivables and other assets ...........................................................        405,540         467,103
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $541,954 and $507,950, respectively ...............        478,150         512,154
Property purchase costs,
  net of accumulated amortization of $96,484 and $90,408, respectively .................         85,782          91,858
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 11,240,134    $ 12,310,892
                                                                                           ============    ============


                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    470,639    $    473,232
  Hotel trade payables .................................................................        246,090         314,151
  Short-term portion of mortgage payable ...............................................        176,920         165,349
  Short-term portion of capital leases payable .........................................         13,708          37,468
                                                                                           ------------    ------------

Total current liabilities ..............................................................        907,357         990,200
                                                                                           ------------    ------------

Long term liabilities:
  Mortgage payable .....................................................................      7,901,089       8,078,009
  Capital leases payable ...............................................................             --          13,708
                                                                                           ------------    ------------

    Total liabilities ..................................................................      8,808,446       9,081,917
                                                                                           ------------    ------------

Partners' (deficit) capital:
  General Partner ......................................................................       (340,151)       (324,205)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      2,771,839       3,553,180
                                                                                           ------------    ------------

    Total partners' capital ............................................................      2,431,688       3,228,975
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 11,240,134    $ 12,310,892
                                                                                           ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                         For the years ended
                                                              December 31,
                                                      --------------------------
                                                         2003            2002
                                                      -----------    -----------
Revenue:
  Rooms ...........................................   $ 7,929,697    $ 8,416,993
  Rental and other ................................       286,915        268,984
  Telephone .......................................        96,314        126,852
  Food and beverage ...............................        52,509         53,581
                                                      -----------    -----------

                                                        8,365,435      8,866,410
                                                      -----------    -----------

Departmental expenses:
  Rooms ...........................................    (2,445,681)    (2,556,824)
  Rental and other ................................      (117,948)      (121,493)
  Telephone .......................................       (74,943)       (87,995)
  Food and beverage ...............................       (46,295)       (46,607)
                                                      -----------    -----------

                                                       (2,684,867)    (2,812,929)
                                                      -----------    -----------

Gross operating income ............................     5,680,568      6,053,491
                                                      -----------    -----------


Unallocated operating income (expenses):
  Interest and other income .......................        86,838        101,150
  General and administrative ......................    (1,122,306)    (1,045,909)
  Depreciation and amortization ...................    (1,109,917)    (1,198,383)
  Marketing .......................................      (898,165)      (857,478)
  Property taxes ..................................      (601,811)      (594,896)
  Building lease ..................................      (586,116)      (583,961)
  Property operations and maintenance .............      (578,460)      (592,969)
  Energy ..........................................      (508,908)      (488,782)
  Management fees .................................      (293,839)      (312,131)
  Professional fees ...............................      (129,331)      (133,733)
  Base asset management fee .......................       (93,750)       (93,750)
                                                      -----------    -----------
                                                       (5,835,765)    (5,800,842)
                                                      -----------    -----------

Operating (loss) income ...........................      (155,197)       252,649

Other expense:
  Interest expense ................................      (642,090)      (657,681)
                                                      -----------    -----------

Net loss ..........................................   $  (797,287)   $  (405,032)
                                                      ===========    ===========


Net loss allocated to General Partner (2%) ........   $   (15,946)   $    (8,101)
                                                      ===========    ===========

Net loss allocated to BAC holders (98%) ...........   $  (781,341)   $  (396,931)
                                                      ===========    ===========

Net loss per BAC, based on 868,662 BACs outstanding   $     (0.90)   $     (0.46)
                                                      ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                          Beneficial
                                                                           Assignee
                                                       General           Certificate
                                                       Partner             Holders            Total
                                                      ----------         -----------        ----------
Partners' (deficit) capital, January 1, 2002          $(312,558)         $4,123,843         $3,811,285

  Net loss                                               (8,101)           (396,931)          (405,032)

  Distribution of $0.20 per BAC                          (3,546)           (173,732)          (177,278)
                                                      ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2002         (324,205)          3,553,180          3,228,975

  Net loss                                              (15,946)           (781,341)          (797,287)
                                                      ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2003        $(340,151)         $2,771,839         $2,431,688
                                                      =========          ==========         ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                                     III-10

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                          For the years ended
                                                                               December 31,
                                                                        --------------------------
                                                                           2003           2002
                                                                        -----------    -----------
Cash flows from operating activities:
  Net loss ..........................................................   $  (797,287)   $  (405,032)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...................................     1,109,917      1,198,383

    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets, net ......        45,273        (24,441)
     (Decrease) increase in accounts payable and accrued expenses ...        (2,593)         7,240
     (Decrease) increase in hotel trade payables ....................       (68,061)       137,879
                                                                        -----------    -----------

        Net cash provided by operating activities ...................       287,249        914,029
                                                                        -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment ...............................      (221,069)      (368,995)
  Net withdrawals from (deposits to) working capital reserve ........        79,311       (180,653)
  Net deposits to capital improvements
    and real estate tax reserves held by servicer ...................       (10,609)       (30,079)
                                                                        -----------    -----------

        Net cash used in investing activities .......................      (152,367)      (579,727)
                                                                        -----------    -----------


Cash flows from financing activities:
  Distributions paid to BAC holders and General Partner .............            --       (354,556)
  Payment of principal on mortgage payable ..........................      (165,349)      (152,940)
  Payment of principal on capital leases payable ....................       (37,468)       (54,999)
                                                                        -----------    -----------

        Net cash used in financing activities .......................      (202,817)      (562,495)
                                                                        -----------    -----------


Net decrease in hotel operating cash and cash and cash equivalents ..       (67,935)      (228,193)

Hotel operating cash and cash and cash equivalents, beginning of year       173,741        401,934
                                                                        -----------    -----------

Hotel operating cash and cash and cash equivalents, end of year .....   $   105,806    $   173,741
                                                                        ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ............................   $   642,090    $   657,681
                                                                        ===========    ===========

  Property and equipment acquired through capital leases ............   $        --    $   106,175
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

     h.   Fair value of financial instruments
          -----------------------------------

          In accordance with Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, the Partnership has disclosed fair value information about those financial instruments for which it is practicable to estimate that value. Where applicable, such information has been disclosed elsewhere in the notes to the financial statements.

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

     j.   Single operating segment
          ------------------------

          The Partnership and the chief operating decision maker consider the hotels' operations as a single homogeneous business activity as it relates to achieving their objectives of cash flow growth and capital appreciation. The chief operating decision maker reviews cash flow and operating results in the aggregate in order to determine the appropriate level of cash available for distribution to the investors in the Partnership. Accordingly, the Partnership considers itself to operate in a single reportable segment in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information.

     k.   Risk and uncertainties
          ----------------------

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

                                     III-14

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2003, the Partnership remained invested in four hotels and one leasehold interest, as follows.

                Hotels                Date of purchase      Amount of purchase
         ----------------------       ----------------      ------------------

         Clearwater Days Inn              04/01/88              $3,750,000
         Minneapolis Days Inn             11/01/87              $4,800,000
         Plymouth Days Inn                12/30/87              $4,000,000
         Roseville Days Inn               03/01/88              $4,200,000

           Leasehold interest         Date of purchase      Amount of purchase
         ----------------------       ----------------      ------------------

         Scottsdale Days Inn (A)          07/01/88              $2,000,000

     (A) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.


3.   MORTGAGE PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan bears interest at the rate of 7.72% per annum and matures January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 will be due. In accordance with the terms of the loan, the Partnership began paying monthly installments of principal and interest in the amount of $67,049 on the first day of each month beginning February 1998. If any such monthly installment is not paid when due, the entire principal amount outstanding and accrued interest thereon shall at once become due and payable, at the option of the holder. Subject to prepayment terms, as discussed below, the terms of the loan do not preclude the future sale of the hotels, either individually or as a portfolio. Scheduled annual principal payments due under the loan are as follows:

                   2004                               $  176,920
                   2005                                  193,122
                   2006                                  208,792
                   2007                                  225,734
                   2008                                7,273,441
                                                      ----------

                           Total                      $8,078,009
                                                      ==========

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2003, the loan entered into its seventh year. See Note 9 for further information concerning the acquisition and servicing of this loan.

     The Partnership paid installments of principal and interest aggregating $804,589 during each of 2003 and 2002. The Partnership's balance on this loan was $8,078,009 and $8,243,358 as of December 31, 2003 and 2002, respectively.

     The Partnership has determined that the carrying value of the current loan approximates fair value.

                                     III-15

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $39,737 per month for the year 2004. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During 2003 and 2002, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements, and $421,129 and $479,536, respectively, for estimated annual real estate taxes. As of December 31, 2003 and 2002, the servicer held reserves of $135,292 and $83,840, respectively, for capital improvements, and $85,764 and $126,607, respectively, for real estate taxes.


5.   WORKING CAPITAL RESERVE; INTERCOMPANY TRANSACTIONS

     The working capital reserve of $294,252 and $373,563 as of December 31, 2003 and 2002, respectively, represents all cash and cash equivalents, as defined in Note 1.e., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

     On September 24, 2003, the Partnership advanced $100,000 to the Scottsdale hotel in the form of a non-interest bearing loan. In February 2004, the Scottsdale hotel repaid this loan in full.


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned by Buckhead in 2003 or 2002.

                                     III-16

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

     b.   Lease agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2003 and 2002, annual lease payments were $586,116 and $583,961, respectively.

          The Partnership has also entered into various operating and capital leases for equipment used at the hotels, which expire through 2008. Capital lease obligations are due in installments, with an imputed interest rate of
     8.5 percent. Minimum lease payments under capital leases and non-cancelable operating leases, including the Scottsdale facility lease, follow.

                                                 Capital   Operating
                                                 Leases      Leases
                                                 -------   ---------

         2004                                    $14,097   $156,407
         2005                                         --    142,310
         2006                                         --    141,225
         2007                                         --    140,450
         2008                                         --    140,450
                                                 -------   --------

         Total minimum lease payments             14,097   $720,842
                                                           ========

         Less: amount representing interest         (389)
                                                 -------

         Present value of future minimum
           lease payments                         13,708
                                                 -------

         Current portion of capital leases
           payable                                13,708
                                                 -------

         Long-term portion of capital leases
           payable                               $    --
                                                 =======


                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

6.   COMMITMENTS - Continued

          Total rent expense under operating leases was $673,217 and $670,859 for the years ended December 31, 2003 and 2002, respectively.

     c.   Minneapolis and Roseville capital improvements
          ----------------------------------------------

          In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January 2003, $42,302 was funded from the Partnership's working capital reserve and $11,679 was funded in April 2003, for a total of $304,314.

          In  February  2003,   the  General   Partner   approved   $34,058  for
     improvements at the Roseville hotel. The improvements were completed and funded out of hotel operating cash during the third quarter of 2003.


7.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $54,671 for each of 2003 and 2002.

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef was $41,233 and $41,178 for 2003 and 2002, respectively.


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

                                     III-18

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


8.   PARTNERS' CAPITAL - Continued

     No distributions were declared and payable to BAC holders of record during 2003. No distributions were declared and payable to BAC holders of record during the first and second quarters of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of third quarter 2002 operations, and was paid in the fourth quarter of 2002. A distribution in the amount of $173,732 ($.20 per BAC) was declared out of fourth quarter 2001 operations, and was paid to BAC holders of record during the first quarter of 2002.


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended
December  31,  2003  and  2002,  the  Partnership   paid  $52,981  and  $43,292,
respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2003 and 2002.

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

                                     III-19

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


10. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE (LOSS) INCOME

     A reconciliation of the Partnership's financial statement net loss to taxable loss follows.

                                                                   For the years ended
                                                                       December 31,
                                                               -----------------------------
                                                                  2003                2002
                                                               ---------           ---------
Financial statement net loss                                   $(797,287)          $(405,032)

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes               274,869             329,997
                                                               ---------           ---------

Taxable loss                                                   $(522,418)          $ (75,035)
                                                               =========           =========


                                      # # #

                                     III-20