Form 10QSB
period 2004-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2004-05-14
CIK 808377

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

                  For the quarterly period ended March 31, 2004


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004


                                                                          Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2004 and December 31, 2003.........................  1

         Statements of Operations
           - for the three months ended March 31, 2004 and 2003...........  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2004....................  3

         Statements of Cash Flows
           - for the three months ended March 31, 2004 and 2003...........  4

         Notes to Financial Statements
           - March 31, 2004 and 2003......................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  9

Item 3.  Controls and Procedures..........................................  13


Part II. OTHER INFORMATION

Item 5.  Other Information................................................  14

Item 6.  Exhibits and Reports on Form 8-K.................................  14

Signature.................................................................  15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,      December 31,
                                                                                              2004            2003
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     14,012,357      14,012,357
  Furniture, fixtures and equipment ....................................................      2,659,956       2,621,095
  Leasehold improvements ...............................................................      1,431,234       1,431,234
                                                                                           ------------    ------------

                                                                                             19,678,037      19,639,176
  Less: accumulated depreciation and amortization ......................................    (10,223,374)     (9,989,628)
                                                                                           ------------    ------------

                                                                                              9,454,663       9,649,548

Hotel operating cash ...................................................................        262,921         105,806
Cash and cash equivalents ..............................................................             --              --
Working capital reserve ................................................................        223,248         294,252
Capital improvements and real estate tax reserves held by servicer .....................        378,505         221,056
Receivables and other assets ...........................................................        596,959         405,540
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $550,455 and $541,954, respectively ...............        469,649         478,150
Property purchase costs,
  net of accumulated amortization of $98,003 and $96,484, respectively .................         84,263          85,782
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 11,470,208    $ 11,240,134
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    709,558    $    470,639
  Hotel trade payables .................................................................        149,891         246,090
  Short-term portion of mortgage payable ...............................................        182,097         176,920
  Capital leases payable ...............................................................          6,088          13,708
                                                                                           ------------    ------------

Total current liabilities ..............................................................      1,047,634         907,357
                                                                                           ------------    ------------

Mortgage payable .......................................................................      7,852,118       7,901,089
                                                                                           ------------    ------------

    Total liabilities ..................................................................      8,899,752       8,808,446
                                                                                           ------------    ------------

Partners' (deficit) capital:
  General Partner ......................................................................       (337,376)       (340,151)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      2,907,832       2,771,839
                                                                                           ------------    ------------

    Total partners' capital ............................................................      2,570,456       2,431,688
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 11,470,208    $ 11,240,134
                                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the three months ended
                                                                         March 31,
                                                               --------------------------
                                                                   2004          2003
                                                               -----------    -----------
Revenue:
  Rooms ....................................................   $ 2,363,412    $ 2,271,326
  Rental and other .........................................        67,334         65,955
  Telephone ................................................        24,433         26,116
  Food and beverage ........................................        12,325         13,249
                                                               -----------    -----------

                                                                 2,467,504      2,376,646
                                                               -----------    -----------

Departmental expenses:
  Rooms ....................................................      (604,234)      (619,346)
  Rental and other .........................................       (28,396)       (26,361)
  Telephone ................................................       (14,867)       (21,169)
  Food and beverage ........................................        (9,196)        (9,856)
                                                               -----------    -----------

                                                                  (656,693)      (676,732)
                                                               -----------    -----------

Gross operating income .....................................     1,810,811      1,699,914
                                                               -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ................................        21,591         21,730
  General and administrative ...............................      (285,178)      (272,263)
  Depreciation and amortization ............................      (247,838)      (306,310)
  Marketing ................................................      (238,287)      (231,751)
  Building lease ...........................................      (232,353)      (230,808)
  Energy ...................................................      (143,958)      (125,151)
  Property operations and maintenance ......................      (133,788)      (148,862)
  Property taxes ...........................................      (107,578)      (156,804)
  Management fees ..........................................       (86,625)       (83,445)
  Professional fees ........................................       (37,000)       (36,005)
  Base asset management fee ................................       (23,438)       (23,438)
                                                               -----------    -----------

                                                                (1,514,452)    (1,593,107)
                                                               -----------    -----------

Operating income ...........................................       296,359        106,807

Interest expense ...........................................      (157,591)      (159,845)
                                                               -----------    -----------

Net income (loss) ..........................................   $   138,768    $   (53,038)
                                                               ===========    ===========


Net income (loss) allocated to General Partner (2%) ........   $     2,775    $    (1,061)
                                                               ===========    ===========

Net income (loss) allocated to BAC Holders (98%) ...........   $   135,993    $   (51,977)
                                                               ===========    ===========

Net income (loss) per BAC, based on 868,662 BACs outstanding   $      0.16    $     (0.06)
                                                               ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)



                                                                        Beneficial
                                                                         Assignee
                                                      General           Certificate
                                                      Partner             Holders             Total
                                                     ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2004         $(340,151)          $2,771,839        $2,431,688

  Net income                                             2,775              135,993           138,768
                                                     ---------           ----------        ----------

Partners' (deficit) capital, March 31, 2004          $(337,376)          $2,907,832        $2,570,456
                                                     =========           ==========        ==========



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                 For the three months ended
                                                                                          March 31,
                                                                                 -----------------------
                                                                                   2004          2003
                                                                                 ---------    ---------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $ 138,768    $ (53,038)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ............................................     247,838      306,310

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ..........................    (195,491)    (240,996)
      Increase in accounts payable and accrued expenses ......................     238,919      159,530
      Decrease in hotel trade payables .......................................     (96,199)    (139,163)
                                                                                 ---------    ---------

        Net cash provided by operating activities ............................     333,835       32,643
                                                                                 ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment ........................................     (38,861)     (39,202)
  Net withdrawals from working capital reserve ...............................      71,004      311,390
  Net deposits to capital improvements
    and real estate tax reserves held by servicer ............................    (157,449)    (169,563)
                                                                                 ---------    ---------

        Net cash (used in) provided by investing activities ..................    (125,306)     102,625
                                                                                 ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ...................................     (43,794)     (42,322)
  Payment of principal on capital leases payable .............................      (7,620)      (9,503)
                                                                                 ---------    ---------

        Net cash used in financing activities ................................     (51,414)     (51,825)
                                                                                 ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents ...........     157,115       83,443

Hotel operating cash and cash and cash equivalents, beginning of period ......     105,806      173,741
                                                                                 ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ............   $ 262,921    $ 257,184
                                                                                 =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ...................................   $ 157,591    $ 159,845
                                                                                 =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the interim period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $223,248 and $294,252 as of March 31, 2004 and December 31, 2003, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE RESERVES HELD
       BY SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payment for annual taxes and assessments to be levied on the hotels is currently estimated as $32,204 per month for the remainder of 2004. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the loan is paid in full.

     During each of the three month periods ended March 31, 2004 and 2003, the Partnership made escrow deposits aggregating $58,094 for capital improvements, and $119,210 and $119,884, respectively, for estimated annual real estate taxes. As of March 31, 2004, and December 31, 2003, the servicer held $173,530 and $135,292, respectively, for capital improvements and $204,975 and $85,764, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $201,147 during the three month periods ended both March 31, 2004 and 2003. The Partnership's balance on this loan was $8,034,215 and $8,078,009 as of March 31, 2004 and December 31, 2003, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distributions were declared and payable to BAC holders of record during the first quarter of 2004, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during 2004. No distribution was declared and payable to BAC holders of record during 2003.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three month periods ended March 31, 2004 and 2003.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended March 31, 2004 and 2003, lease payments were $232,353 and $230,808, respectively.


8.   GROUND LEASE AGREEMENTS

          The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended March 31, 2004 and 2003.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2004 and 2003, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2004 and 2003, the Partnership paid $11,498 and $13,384, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2004 and 2003.

     The $8.9 million loan originated and underwritten by Citicorp (see Note 5) was acquired by CRIIMI MAE Inc., and was included in a securitization by it in June 1998. As master and special servicer for the loan pool, CRIIMI MAE Services Limited Partnership, a CRIIMI MAE Inc. affiliate, retained a portion of the cash flow, and would have retained any prepayment penalties. A former Director of CRIIMI MAE Inc. (who resigned his Directorship February 25, 2004) is also the Chairman of the Board and holder of a 50% equity interest in, C.R.I., Inc., which is the general partner of CRICO Hotel Associates I, L.P., which, in turn, is the General Partner of the Partnership. On February 26, 2002, CRIIMI MAE Services Limited Partnership sold the loan pool and the servicing thereof to an unrelated third party.

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

                             Travel and the Economy
                             ----------------------

     The hotels in which the Partnership is invested have experienced declines in average occupancy and revenue resulting from a decrease in both business and leisure bookings due to concerns over the safety of air travel, combined with general economic conditions in the markets where they are located. These conditions continue to impact negatively the occupancy and average daily rates at one of the Partnership's hotels, while they have begun to turn around at the four other hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders primarily is dependent upon the performance of the underlying hotels. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the decline in occupancy and revenue since 2001, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions for the year 2003. The General Partner did not make a distribution for the first quarter of 2004, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during 2004. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the second quarter of 2004 in July 2004. The General Partner continues to work closely with the hotels' manager to institute an aggressive marketing campaign and stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels.

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

     In April 2001, the General Partner approved a $280,000 renovation project for the Minneapolis hotel, to be funded from the working capital reserve of the Partnership in the amount of $217,000 and from the Minneapolis replacements reserve in the amount of $63,000. During 2001, $72,813 was funded from the
Partnership's working capital reserve and $42,917 was funded from the Minneapolis replacements reserve for this project. In September 2001, the General Partner temporarily halted further expenditures on this project. The renovation project was resumed in the second quarter of 2002. During 2002, $56,015 was funded from the working capital reserve of the Partnership and $78,588 was funded from the Minneapolis replacements reserve. The amount provided from the Minneapolis replacements reserve increased in 2002 as project plans changed. In January and April 2003, $42,302 and $11,679, respectively, was funded from the Partnership's working capital reserve, for a total project cost of $304,314.

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

     For the three month period ended March 31, 2004, net cash provided by the hotels' operating activities was adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Current liabilities at March 31, 2004 totaled $1,047,634, which represents a $140,277 increase from the balance at December 31, 2003. This increase resulted from increases in accounts payable and accrued expenses and the short-term portion of mortgage payable, partially offset by decreases in hotel trade payables and the short-term portion of capital leases payable. Accounts payable and accrued expenses increased primarily due to increases in sales and occupancy taxes, franchise fees and management fees compared to the fourth quarter of 2003. The March 31, 2004 balance of accounts payable and accrued expenses also includes approximately three months of real estate taxes payable, which are paid in April, September and November out of the real estate tax reserve. Hotel trade payables decreased due to increased revenues compared to the fourth quarter of 2003, which generated cash flow for the more prompt payment of hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $201,147 during the three month periods ended both March 31, 2004 and 2003. The Partnership's balance on this loan was $8,034,215 and $8,078,009 as of March 31, 2004 and December 31, 2003, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During each of the three month periods ended March 31, 2004 and 2003, the Partnership made escrow deposits aggregating $58,094 for capital improvements, and $119,210 and $119,884, respectively, for estimated annual real estate taxes. As of March 31, 2004 and December 31, 2003, the servicer held $173,530 and $135,292, respectively, for capital improvements, and $204,975 and $85,764, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $223,248 and $294,252 as of March 31, 2004 and December 31, 2003, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Distributions to BAC Holders
----------------------------

     No distributions were declared and payable to BAC holders of record during the first quarters of 2004 and 2003.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net income of $138,768 for the three month period ended March 31, 2004, compared to net loss of $53,038 for the corresponding period in 2003, primarily due to a $110,897 increase in hotel gross operating income, a $78,794 decrease in unallocated operating expenses and a $2,254 decrease in interest expense. The increase in hotel gross operating income was due to increases in two hotel revenue categories, and decreases in three hotel departmental expense categories, partially offset by a decrease in two hotel revenue categories and an increase in one hotel departmental expense category. The decrease in unallocated operating expenses was primarily due to decreases in property taxes, depreciation and amortization expenses, and property operations and maintenance expenses, partially offset by increases in general and administrative expenses, building lease expense, marketing expense, energy expense, management fees and professional fees. The decrease in property taxes was due to a $48,899 refund related to the Minneapolis hotel. Depreciation and amortization expenses decreased as pre -1998 additions to property, plant and equipment became fully depreciated during the second quarter of 2003. Property operations and maintenance expenses decreased at all of the hotels as a result of recently completed capital improvements and upgrades, and also as a result of efforts to contain increases in these expenses. Marketing expense increased primarily as a result of additional marketing of the Clearwater hotel, which resulted in the significant increase in average occupancy. Energy expenses increased at all of the hotels, with the largest increase at the Clearwater and Scottsdale hotels, as a result of higher energy prices at all locations, and a significant increase in average occupancy at the Clearwater hotel.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses, and expects to have some success in doing so.

     An analysis of each hotel's operating results for the three month periods ended March 31, 2004 and 2003, follows.

                         Results of Operations -- Hotels


Operating statistics
--------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets and historical trends, the following months should provide the highest net cash flow to the Partnership from each of the hotels.

     Hotel Location                   Peak Months
     --------------                   -----------

     Clearwater, FL                   February through April
     Minneapolis, MN                  February through November
     Plymouth, MN                     May through September
     Roseville, MN                    May through October
     Scottsdale, AZ                   January through April;
                                        October and November

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     Since 2001, each of the Partnership's hotels has been adversely affected, albeit in different ways, by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy. As a result, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2004 and 2003, follow.

                                                   Gross Operating Income
                                                 for the three months ended
                                                          March 31,
                                                ----------------------------
         Hotel Location                            2004              2003
         --------------                         ----------        ----------

         Clearwater, FL                         $  351,961        $  279,297
         Minneapolis, MN                           346,010           334,239
         Plymouth, MN                               77,162            85,918
         Roseville, MN                             149,329           128,948
         Scottsdale, AZ                            886,349           871,512
                                                ----------        ----------

           Total                                $1,810,811        $1,699,914
                                                ==========        ==========


                                                   Operating Income (Loss)
                                                 for the three months ended
                                                          March 31,
                                                ----------------------------
         Hotel Location                            2004              2003
         --------------                         ----------        ----------

         Clearwater, FL                         $  179,408        $  122,468
         Minneapolis, MN                           121,144           111,122
         Plymouth, MN                              (54,043)          (46,891)
         Roseville, MN                              15,853            (9,394)
         Scottsdale, AZ                            296,984           288,369
         Depreciation and net partnership
           operating expenses                     (262,987)         (358,867)
                                                ----------        ----------

           Total                                $  296,359        $  106,807
                                                ==========        ==========


                                                     Average Occupancy
                                                for the three months ended
                                                         March 31,
                                                ------------------------------
         Hotel Location                            2004               2003
         --------------                         ----------        ------------

         Clearwater, FL                             80%               69%
         Minneapolis, MN                            70%               67%
         Plymouth, MN                               38%               41%
         Roseville, MN                              51%               49%
         Scottsdale, AZ                             88%               88%


Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2004, increased from the corresponding period in 2003 primarily due to an increase in rooms revenue and a decrease in repair and maintenance expenses, partially offset by increases in rooms expense, general and administrative expenses, marketing expense, energy expense and management fees. Occupancy increased due to increases in athletic business bookings and in walk- in guests.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2004, increased from the corresponding period in 2003 primarily due to an increase in rooms revenue and decreases in all departmental expense categories and repair and maintenance expenses, partially offset by decreases in telephone and in rental and other income, and increases in general and administrative expenses, marketing expense and energy expense. Occupancy increased due to additional bookings through third party intermediaries, including the internet.

Plymouth, Minnesota: Gross operating income decreased and operating loss increased for the three month period ended March 31, 2004, compared to the corresponding period in 2003 primarily due to a decrease in rooms revenue and increases in general and administrative expenses and energy expense, partially offset by decreases in rooms expense, telephone expense and repair and maintenance expenses. Occupancy decreased due to weak demand from the corporate travel sector.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2004, increased from the corresponding period in 2003 primarily due to increases in rooms revenue and rental and other revenues, and decreases in rooms expense, telephone expense, general and administrative expenses, marketing expense and repair and maintenance expenses, partially offset by increases in rental and other expenses and energy expense. Occupancy increased due to additional bookings through third party intermediaries, including the internet.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended March 31, 2004, increased from the corresponding period in 2003 primarily due to an increase in rooms revenue, decreases in all departmental expense categories and a decrease in repair and maintenance expense, partially offset by increases in general and administrative expenses, marketing expense, energy expense and land lease expense. Occupancy for the three month period ended March 31, 2004 was unchanged from the corresponding period in 2003.


Item 3. Controls and Procedures
        -----------------------

     In April 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 5. Other Information

     There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

     A number of investors have sold their BACs to other investors as a result of unregistered tender offers. If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2004 through March 8, 2004, the Partnership received sale transfer requests for approximately 4.9% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective March 9, 2004, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2004. As a result, transfers of BACs due to sales transactions will not be recognized by the Partnership between March 9, 2004, and December 31, 2004. The halt will be lifted effective January 1, 2005.

     CMG Partners, LLC (CMG), a BAC holder of the Partnership, initiated an undated, unregistered tender offer to purchase up to 4.9% of the outstanding BAC units at a price of $3.75 per unit; the offer expired January 30, 2004. Subsequently, CMG initiated another undated unregistered tender offer to purchase up to 4.5% of the outstanding BAC units at a price of $3.75 per unit; the offer expired April 30, 2004. CMG is unaffiliated with the Partnership or the General Partner. The prices offered were determined solely at the discretion of CMG and do not necessarily represent the fair market value of each BAC.

     The General Partner did not express any opinion with respect to the CMG unregistered tender offers and remained neutral with respect to them.


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

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2004.

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



May 14, 2004                        by:  /s/ Michael J. Tuszka
------------                             ---------------------------------------
DATE                                     Michael J. Tuszka
                                           Vice President
                                           and Chief Accounting Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)