Form 10QSB
period 2004-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2004-08-13
CIK 808377

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

                  For the quarterly period ended June 30, 2004


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004


                                                                           Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2004 and December 31, 2003...........................   1

         Statements of Operations
           - for the three and six months ended June 30, 2004 and 2003.....   2

         Statement of Changes in Partners' (Deficit) Capital
           - for the six months ended June 30, 2004........................   3

         Statements of Cash Flows
           - for the six months ended June 30, 2004 and 2003...............   4

         Notes to Financial Statements
           - June 30, 2004 and 2003........................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   9

Item 3.  Controls and Procedures...........................................  14


Part II.  OTHER INFORMATION

Item 5.  Other Information.................................................  14

Item 6.  Exhibits and Reports on Form 8-K..................................  15

Signature..................................................................  16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                             June 30,       December 31,
                                                                                               2004            2003
                                                                                           ------------    ------------
                                                                                           (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     14,016,767      14,012,357
  Furniture, fixtures and equipment ....................................................      2,763,706       2,621,095
  Leasehold improvements ...............................................................      1,431,234       1,431,234
                                                                                           ------------    ------------

                                                                                             19,786,197      19,639,176
  Less: accumulated depreciation and amortization ......................................    (10,459,694)     (9,989,628)
                                                                                           ------------    ------------

                                                                                              9,326,503       9,649,548

Hotel operating cash ...................................................................        248,792         105,806
Cash and cash equivalents ..............................................................             --              --
Working capital reserve ................................................................        346,096         294,252
Capital improvements and real estate tax reserves held by servicer .....................        281,082         221,056
Receivables and other assets ...........................................................        406,971         405,540
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $558,955 and $541,954, respectively ...............        461,149         478,150
Property purchase costs,
  net of accumulated amortization of $99,522 and $96,484, respectively .................         82,744          85,782
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 11,153,337    $ 11,240,134
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Current liabilities:
  Accounts payable and accrued expenses ................................................   $    569,981    $    470,639
  Hotel trade payables .................................................................        127,354         246,090
  Short-term portion of mortgage payable ...............................................        185,674         176,920
  Capital leases payable ...............................................................          3,076          13,708
                                                                                           ------------    ------------

Total current liabilities ..............................................................        886,085         907,357
                                                                                           ------------    ------------

Mortgage payable .......................................................................      7,803,888       7,901,089
                                                                                           ------------    ------------

    Total liabilities ..................................................................      8,689,973       8,808,446
                                                                                           ------------    ------------

Partners' (deficit) capital:
  General Partner ......................................................................       (339,517)       (340,151)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      2,802,881       2,771,839
                                                                                           ------------    ------------

    Total partners' capital ............................................................      2,463,364       2,431,688
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 11,153,337    $ 11,240,134
                                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended     For the six months ended
                                                    June 30,                       June 30,
                                           --------------------------    -------------------------
                                               2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,011,924    $ 1,961,752    $ 4,375,336    $ 4,233,078
  Rental and other .....................        65,607         73,470        132,941        139,425
  Telephone ............................        20,025         23,043         44,458         49,159
  Food and beverage ....................        10,300         17,290         22,625         30,539
                                           -----------    -----------    -----------    -----------

                                             2,107,856      2,075,555      4,575,360      4,452,201
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................       611,633        616,420      1,215,867      1,235,766
  Rental and other .....................        26,357         35,055         54,753         61,416
  Telephone ............................        16,155         19,158         31,022         40,327
  Food and beverage ....................         9,862         15,288         19,058         25,144
                                           -----------    -----------    -----------    -----------

                                               664,007        685,921      1,320,700      1,362,653
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,443,849      1,389,634      3,254,660      3,089,548
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        21,367         31,008         42,958         52,738
  General and administrative ...........      (291,303)      (283,759)      (576,483)      (556,022)
  Depreciation and amortization ........      (250,412)      (308,391)      (498,249)      (614,701)
  Marketing ............................      (210,571)      (233,203)      (448,858)      (464,954)
  Building lease .......................      (127,241)      (124,082)      (359,594)      (354,889)
  Property operations and maintenance ..      (142,623)      (147,871)      (276,411)      (296,733)
  Energy ...............................      (129,842)      (127,549)      (273,800)      (252,700)
  Property taxes .......................      (129,241)      (156,804)      (236,819)      (313,608)
  Management fees ......................       (74,035)       (72,907)      (160,660)      (156,352)
  Professional fees ....................       (37,000)       (36,005)       (74,000)       (72,010)
  Base asset management fee ............       (23,438)       (23,438)       (46,875)       (46,875)
                                           -----------    -----------    -----------    -----------

                                            (1,394,339)    (1,483,001)    (2,908,791)    (3,076,106)
                                           -----------    -----------    -----------    -----------

Operating income (loss) ................        49,510        (93,367)       345,869         13,442

Interest expense .......................      (156,602)      (160,588)      (314,193)      (320,433)
                                           -----------    -----------    -----------    -----------

Net (loss) income ......................   $  (107,092)   $  (253,955)   $    31,676    $  (306,991)
                                           ===========    ===========    ===========    ===========


Net (loss) income  allocated to
  General Partner (2%) .................   $    (2,142)   $    (5,079)   $       634    $    (6,140)
                                           ===========    ===========    ===========    ===========

Net (loss) income allocated to
  BAC Holders (98%) ....................   $  (104,950)   $  (248,876)   $    31,042    $  (300,851)
                                           ===========    ===========    ===========    ===========

Net (loss) income per BAC,
  based on 868,662 BACs outstanding ....   $      (.12)   $      (.29)   $       .04    $      (.35)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                  Beneficial
                                                                   Assignee
                                                     General      Certificate
                                                     Partner        Holders         Total
                                                    ---------     -----------    ----------
Partners' (deficit) capital, January 1, 2004        $(340,151)     $2,771,839    $2,431,688

  Net income                                              634          31,042        31,676
                                                    ---------      ----------    ----------

Partners' (deficit) capital, June 30, 2004          $(339,517)     $2,802,881    $2,463,364
                                                    =========      ==========    ==========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                 For the six months ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2004         2003
                                                                                 ---------    ---------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $  31,676    $(306,991)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ............................................     498,249      614,701

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ..........................      (9,575)    (122,926)
      Increase in accounts payable and accrued expenses ......................      99,342      139,651
      Decrease in hotel trade payables .......................................    (118,736)    (100,713)
                                                                                 ---------    ---------

        Net cash provided by operating activities ............................     500,956      223,722
                                                                                 ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment ........................................    (147,021)    (142,846)
  Net (deposits to) withdrawals from working capital reserve .................     (51,844)     132,090
  Net deposits to capital improvements
    and real estate tax reserves held by servicer ............................     (60,026)     (53,336)
                                                                                 ---------    ---------

        Net cash used in investing activities ................................    (258,891)     (64,092)
                                                                                 ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ...................................     (88,447)     (83,699)
  Payment of principal on capital leases payable .............................     (10,632)     (19,211)
                                                                                 ---------    ---------

        Net cash used in financing activities ................................     (99,079)    (102,910)
                                                                                 ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents ...........     142,986       56,720

Hotel operating cash and cash and cash equivalents, beginning of period ......     105,806      173,741
                                                                                 ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ............   $ 248,792    $ 230,461
                                                                                 =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ...................................   $ 314,193    $ 320,433
                                                                                 =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2004, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003, and its cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the interim periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $346,096 and $294,252 as of June 30, 2004 and December 31, 2003, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE RESERVES HELD
       BY SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payment for annual taxes and assessments to be levied on the hotels is currently estimated as $32,204 per month for the remainder of 2004. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments until the loan is paid in full.

     During each of the six month periods ended June 30, 2004 and 2003, the Partnership made escrow deposits aggregating $116,187 for capital improvements, and $215,822 and $225,167, respectively, for estimated annual real estate taxes. As of June 30, 2004, and December 31, 2003, the servicer held $179,096 and $135,292, respectively, for capital improvements and $101,986 and $85,764, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $402,294 during the six month periods ended both June 30, 2004 and 2003. The Partnership's balance on this loan was $7,989,562 and $8,078,009 as of June 30, 2004 and December 31, 2003, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distribution was declared and payable to BAC holders of record during the first and second quarters of 2004, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during 2004. No distribution was declared and payable to BAC holders of record during 2003.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with the operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the six month periods ended June 30, 2004 and 2003.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended June 30, 2004 and 2003, lease payments were $127,241 and $124,082, respectively. For the six month periods ended June 30, 2004 and 2003, lease payments were $359,594 and $354,889, respectively.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended June 30, 2004 and 2003, and $27,336 for each of the six month periods ended June 30, 2004 and 2003.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2004 and 2003.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three and six month periods ended June 30, 2004 and 2003, the Partnership paid $18,928 and $18,692, respectively, and $30,426 and $32,076, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2004 and 2003.

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

Travel and the Economy
----------------------

     While recent economic indicators are showing signs of an economic recovery in the tour and travel industry, the hotels' improvement in room demand is steady but slow. This recovery has had a positive impact on average occupancy and rooms revenue at four of the Partnership's five hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders primarily is dependent upon the performance of the underlying hotels. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

Distributions
-------------

     As a result of the decline in occupancy and revenue since 2001, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the year 2003. The General Partner did not make a distribution for the first or second quarters of 2004, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during the remainder of 2004. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the third quarter of 2004 in October 2004. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the six month period ended June 30, 2004, net cash provided by the hotels' operating activities was adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Current liabilities at June 30, 2004 totaled $886,085, which represents a $21,272 decrease from the balance at December 31, 2003. This decrease resulted from decreases in hotel trade payables and the short-term portion of capital leases payables, partially offset by increases in accounts payable and accrued expenses and the short-term portion of mortgage payable. Accounts payable and accrued expenses increased primarily due to increases in sales and occupancy taxes payable, franchise and management fees payable, energy expenses payable, and real estate taxes payable compared to December 31, 2003. Hotel trade payables decreased due to increased revenues compared to the fourth quarter of 2003, which generated cash flow for the more prompt payment of hotel trade payables.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $402,294 during the six month periods ended both June 30, 2004 and 2003. The Partnership's balance on this loan was $7,989,562 and $8,078,009 as of June 30, 2004 and December 31, 2003, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During each of the six month periods ended June 30, 2004 and 2003, the Partnership made escrow deposits aggregating $116,187 for capital improvements, and $215,822 and $225,167, respectively, for estimated annual real estate taxes. As of June 30, 2004 and December 31, 2003, the servicer held $179,096 and $135,292, respectively, for capital improvements, and $101,986 and $85,764, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $346,096 and $294,252 as of June 30, 2004 and December 31, 2003, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net loss of $107,092 for the three month period ended June 30, 2004, compared to net loss of $253,955 for the corresponding period in 2003 primarily due to a $54,215 increase in hotel gross operating income, a $3,986 decrease in interest expense and a $98,303 decrease in unallocated operating expenses, partially offset by a $9,641 decrease in interest and other income. The increase in hotel gross operating income was due to an increase in rooms revenue and decreases in all departmental expense categories, partially offset by decreases in three hotel revenue categories. The decrease in unallocated operating expenses was primarily due to decreases in depreciation and amortization expenses, marketing expense, property operations and maintenance expenses and property taxes, partially offset by increases in general and administrative expenses, building lease expense, energy expense, management fees and professional fees. Depreciation and amortization expenses decreased as pre-1998 additions to property, plant and equipment became fully depreciated during the second quarter of 2003. Property taxes decreased as assessments levied on the hotels decreased in 2004; in addition, a tax refund in the amount of $5,614 was received relating to the Plymouth hotel. Marketing expense decreased at three of the hotels due to the elimination of billboard advertising.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     The Partnership recognized net income of $31,676 for the six month period ended June 30, 2004, compared to net loss of $306,991 for the corresponding period in 2003, primarily due to a $165,112 increase in hotel gross operating income, a $177,095 decrease in unallocated operating expenses and a $6,240 decrease in interest expense, partially offset by a $9,780 decrease in interest and other income. The increase in hotel gross operating income was due to an increase in rooms revenue, and decreases in all departmental expense categories, partially offset by decreases in three hotel revenue categories. The decrease in unallocated operating expenses was primarily due to decreases in depreciation and amortization expenses, property taxes, property operations and maintenance expenses, and marketing expense, partially offset by increases in general and administrative expenses, building lease expense, energy expense, management fees and professional fees. The decrease in property taxes was primarily due to a $48,899 tax refund related to the Minneapolis hotel and a $5,614 tax refund related to the Plymouth hotel. Annual real estate taxes decreased, as discussed above. Depreciation and amortization expenses decreased, as discussed above. Property operations and maintenance expenses decreased at all of the hotels as a result of recently completed capital improvements and upgrades, and also as a result of efforts to contain increases in these expenses. Energy expenses increased at three of the hotels as a result of higher energy prices and a significant increase in average occupancy at the Minneapolis and Roseville hotels.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and six month periods ended June 30, 2004 and 2003, follows.

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

     Since 2001, each of the Partnership's hotels has been adversely affected, albeit in different ways, by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy. Although there has recently been some improvement in the hotels' room demand, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2004 and 2003, follow.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                Gross Operating Income              Gross Operating Income
                                             for the three month periods          for the six month periods
                                                    ended June 30,                       ended June 30,
                                             -----------------------------       ----------------------------
         Hotel Location                         2004               2003             2004              2003
         --------------                      ----------         ----------       ----------        ----------
         Clearwater, FL                      $  182,146         $  196,016       $  534,107        $  475,313
         Minneapolis, MN                        453,929            423,605          799,939           757,844
         Plymouth, MN                           128,429            156,394          205,591           242,312
         Roseville, MN                          247,233            200,693          396,562           329,641
         Scottsdale, AZ                         432,112            412,926        1,318,461         1,284,438
                                             ----------         ----------       ----------        ----------

           Total                             $1,443,849         $1,389,634       $3,254,660        $3,089,548
                                             ==========         ==========       ==========        ==========


                                                Operating Income (Loss)                Operating Income
                                             for the three month periods          for the six month periods
                                                   ended June 30,                       ended June 30,
                                             -----------------------------       ----------------------------
                                                2004               2003             2004              2003
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                      $   17,647         $   36,767       $  197,055        $  159,235
         Minneapolis, MN                        246,684            203,172          367,828           314,294
         Plymouth, MN                               379             14,729          (53,664)          (32,162)
         Roseville, MN                           98,426             44,874          106,779            27,980
         Scottsdale, AZ                          (7,259)           (35,399)         289,725           252,970
         Depreciation and partnership
           operating expenses                  (306,367)          (357,510)        (561,854)         (708,875)
                                             ----------         ----------       ----------        ----------

                                             $   49,510         $  (93,367)      $  345,869        $   13,442
                                             ==========         ==========       ==========        ==========


                                                   Average Occupancy                  Average Occupancy
                                             for the three months periods         for the six month periods
                                                    ended June 30,                      ended June 30,
                                             ----------------------------        --------------------------
                                                2004               2003             2004              2003
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                            54%               60%              67%               64%
         Minneapolis, MN                           87%               77%              79%               72%
         Plymouth, MN                              54%               64%              46%               52%
         Roseville, MN                             72%               62%              62%               55%
         Scottsdale, AZ                            78%               76%              83%               82%


                     Three Month Periods Ended June 30, 2004
                     ---------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended June 30, 2004, decreased from the corresponding period in 2003 primarily due to decreases in rooms revenue, rental and other revenue and telephone revenue, and increases in general and administrative expenses, energy expense, property tax and marketing expense, partially offset by decreases in rooms expense, repair and maintenance expenses, insurance expense and management fees. Occupancy decreased primarily as the result of the relocation of a large group, which accounted for 517 room nights in the second quarter of 2003.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2004, increased from the corresponding period in 2003 primarily due to an increase in rooms revenue and decreases in repair and maintenance expenses, insurance expense and property tax, partially offset by decreases in telephone revenue and rental and other revenue, and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, management fees and energy expense. Occupancy increased in most market segments with the strongest growth in bookings by third party intermediaries, such as Hotels.com.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Plymouth, Minnesota: Gross operating income and operating income decreased for the three month period ended June 30, 2004, compared to the corresponding period in 2003 primarily due to decreases in rooms revenue, rental and other revenue and telephone revenue and increases in general and administrative expenses, partially offset by decreases in rooms expense, telephone expense, rental and other expense, marketing expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax. Occupancy decreased due to a declining local market as the result of corporate travel cutbacks.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2004, increased from the corresponding period in 2003 primarily due to increases in rooms revenue and rental and other revenue, and decreases in rental and other expense, telephone expense, marketing expense, energy expense, insurance expense and repair and maintenance expenses, partially offset by increases in general and administrative expenses, management fees and property tax. Occupancy increased due to a successful group sales effort and increased bookings by third party intermediaries.

Scottsdale, Arizona: Gross operating income increased and operating loss decreased for the three month period ended June 30, 2004, compared to the corresponding period in 2003 primarily due to increases in rooms revenue and rental and other revenue, and decreases in all departmental expense categories, marketing expense, insurance expense and property tax, partially offset by increases in general and administrative expenses, energy expense, repair and maintenance expenses, land lease expense and a decrease in food and beverage revenue. Occupancy increased due to securing a tour bus series with America Ring and Beikoku Travel and to becoming the economy hotel of choice in Scottsdale for America West Vacations.

                      Six Month Periods Ended June 30, 2004
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the six month period ended June 30, 2004, increased from the corresponding period in 2003 primarily due to an increase in rooms revenue and decreases in telephone expense, repair and maintenance expenses and insurance expense, partially offset by decreases in telephone revenue and rental and other revenue, and increases in rooms expense, general and administrative expenses, marketing expense, energy expense, management fees and property tax. Occupancy increased due to the sales department securing a large volume of athletic business in February and March 2004.

Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2004, increased from the corresponding period in 2003 primarily due to an increase in rooms revenue and decreases in telephone expense, rental and other expenses, repair and maintenance expenses, insurance expense and property tax, partially offset by decreases in telephone revenue, rental and other revenue and increases in rooms expense, general and administrative expenses, marketing expense, energy expense and management fees. Occupancy increased due to growth in most market segments except for franchise-generated reservations, with the strongest growth in bookings by third party intermediaries, such as Hotels.com.

Plymouth, Minnesota: Gross operating income decreased and operating loss increased for the six month period ended June 30, 2004, compared to the corresponding period in 2003 primarily due to decreases in all revenue categories and an increase in general and administrative expenses, partially offset by decreases in all other expense categories. Occupancy declined to due to a declining local market as the result of corporate travel cutbacks.

Roseville, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2004, increased from the corresponding period in 2003 due to increases in all revenue categories, decreases in all departmental expense categories, marketing expense, energy expense, repair and maintenance expenses and insurance expense, partially offset by increases in general and administrative expenses, management fees and property tax. Occupancy increased due to a successful group sales effort and increased bookings by third party intermediaries.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Scottsdale, Arizona: Gross operating income and operating income for the six period month ended June 30, 2004, increased from the corresponding period in 2003 due to an increase in rooms revenue and rental and other revenue, decreases in all departmental expense categories, marketing expense, repair and maintenance expenses, insurance expense and property tax, partially offset by increases in general and administrative expenses, energy expense, management fees and land lease expense. Occupancy increased due to securing several large tour groups in both the first and second quarters, which was the direct result of targeted advertising in tourism directories and a successful direct mail campaign.


Item 3. Controls and Procedures

     In July 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued

     CMG Partners, LLC (CMG), a BAC holder of the Partnership, initiated an undated, unregistered tender offer to purchase up to 4.9% of the outstanding BAC units at a price of $3.75 per unit; the offer expired January 30, 2004. Subsequently, CMG initiated another undated, unregistered tender offer to purchase up to 4.5% of the outstanding BAC units at a price of $3.75 per unit; the offer expired April 30, 2004. CMG is unaffiliated with the Partnership or the General Partner. The prices offered were determined solely at the discretion of CMG and do not necessarily represent the fair market value of each BAC.

     The General Partner did not express any opinion with respect to the CMG unregistered tender offers and remained neutral with respect to them.


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit No.   Description
          -----------   -----------

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

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2004.

All other items are not applicable.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          CRI HOTEL INCOME PARTNERS, L.P.
                          -----------------------------------------------------=
                          (Registrant)

                          by:  CRICO Hotel Associates I, L.P.
                               -------------------------------------------------
                               General Partner

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    its General Partner



August 13, 2004                     by:  /s/ Michael J. Tuszka
---------------                          ---------------------------------------
DATE                                     Michael J. Tuszka
                                           Vice President
                                           and Chief Accounting Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)