Form 10QSB
period 2004-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2004-11-15
CIK 808377

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

               For the quarterly period ended September 30, 2004


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                                                          Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2004 and December 31, 2003.....................  1

         Statements of Operations
           - for the three and nine months ended September 30, 2004
             and 2003.....................................................  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2004.................  3

         Statements of Cash Flows
           - for the nine months ended September 30, 2004 and 2003........  4

         Notes to Financial Statements
           - September 30, 2004 and 2003..................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  9

Item 3.  Controls and Procedures..........................................  14


Part II.  OTHER INFORMATION

Item 5.  Other Information................................................  15

Item 6.  Exhibits.........................................................  15

Signature.................................................................  16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                           September 30,   December 31,
                                                                                               2004           2003
                                                                                           -------------   ------------
                                                                                            (Unaudited)
Property and equipment - at cost:
  Land .................................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................................     14,063,108      14,012,357
  Furniture, fixtures and equipment ....................................................      2,808,212       2,621,095
  Leasehold improvements ...............................................................      1,431,234       1,431,234
                                                                                           ------------    ------------

                                                                                             19,877,044      19,639,176
  Less: accumulated depreciation and amortization ......................................    (10,699,233)     (9,989,628)
                                                                                           ------------    ------------

                                                                                              9,177,811       9,649,548

Hotel operating cash ...................................................................        134,820         105,806
Cash and cash equivalents ..............................................................             --              --
Working capital reserve ................................................................        467,239         294,252
Capital improvements and real estate tax reserves held by servicer .....................        325,276         221,056
Receivables and other assets ...........................................................        527,833         405,540
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $567,456 and $541,954, respectively ...............        452,648         478,150
Property purchase costs,
  net of accumulated amortization of $101,041 and $96,484, respectively ................         81,225          85,782
                                                                                           ------------    ------------

    Total assets .......................................................................   $ 11,166,852    $ 11,240,134
                                                                                           ============    ============



                   LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Accounts payable and accrued expenses ..................................................   $    585,153    $    470,639
Hotel trade payables ...................................................................        170,993         246,090
Mortgage payable .......................................................................      7,945,768       8,078,009
Capital leases payable .................................................................             --          13,708
                                                                                           ------------    ------------

    Total liabilities ..................................................................      8,701,914       8,808,446
                                                                                           ------------    ------------

Partners' (deficit) capital:
  General Partner ......................................................................       (339,486)       (340,151)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................................      2,804,424       2,771,839
                                                                                           ------------    ------------

    Total partners' capital ............................................................      2,464,938       2,431,688
                                                                                           ------------    ------------

    Total liabilities and partners' capital ............................................   $ 11,166,852    $ 11,240,134
                                                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                For the three months ended        For the nine months ended
                                                                       September 30,                     September 30,
                                                               ------------------------------    ------------------------------
                                                                   2004              2003            2004               2003
                                                               -----------        -----------    -----------        -----------
Revenue:
  Rooms                                                        $ 2,103,332        $ 1,984,369    $ 6,478,668        $ 6,217,447
  Rental and other                                                  73,635             74,782        206,576            214,207
  Telephone                                                         17,075             23,825         61,533             72,984
  Food and beverage                                                  8,133             12,505         30,758             43,044
                                                               -----------        -----------    -----------        -----------

                                                                 2,202,175          2,095,481      6,777,535          6,547,682
                                                               -----------        -----------    -----------        -----------

Departmental expenses:
  Rooms                                                           (651,680)          (630,321)    (1,867,547)        (1,866,087)
  Rental and other                                                 (31,680)           (24,582)       (86,433)           (85,998)
  Telephone                                                        (15,991)           (17,652)       (47,013)           (57,979)
  Food and beverage                                                 (9,635)           (12,432)       (28,693)           (37,576)
                                                               -----------        -----------    -----------        -----------

                                                                  (708,986)          (684,987)    (2,029,686)        (2,047,640)
                                                               -----------        -----------    -----------        -----------

Gross operating income                                           1,493,189          1,410,494      4,747,849          4,500,042
                                                               -----------        -----------    -----------        -----------

Unallocated operating income (expenses):
  Interest and other income                                         21,409             36,562         64,367             89,300
  General and administrative                                      (265,646)          (270,411)      (842,127)          (826,433)
  Depreciation and amortization                                   (253,632)          (248,229)      (751,882)          (862,930)
  Marketing                                                       (193,191)          (224,062)      (642,049)          (689,016)
  Building lease                                                   (96,294)          (100,141)      (455,888)          (455,030)
  Property operations and maintenance                             (143,455)          (139,056)      (419,866)          (435,789)
  Energy                                                          (145,447)          (132,824)      (419,247)          (385,524)
  Property taxes                                                  (110,412)          (156,804)      (347,231)          (470,412)
  Management fees                                                  (77,331)           (73,605)      (237,991)          (229,957)
  Professional fees                                                (46,782)           (36,005)      (120,782)          (108,015)
  Base asset management fee                                        (23,438)           (23,438)       (70,313)           (70,313)
                                                               -----------        -----------    -----------        -----------

                                                                (1,334,219)        (1,368,013)    (4,243,009)        (4,444,119)
                                                               -----------        -----------    -----------        -----------

Operating income                                                   158,970             42,481        504,840             55,923

Interest expense                                                  (157,396)          (161,340)      (471,590)          (481,773)
                                                               -----------        -----------    -----------        -----------

Net income (loss)                                              $     1,574        $  (118,859)   $    33,250        $  (425,850)
                                                               ===========        ===========    ===========        ===========


Net income (loss) allocated to General Partner (2%)            $        31        $    (2,377)   $       665        $    (8,517)
                                                               ===========        ===========    ===========        ===========

Net income (loss) allocated to BAC Holders (98%)               $     1,543        $  (116,482)        32,585        $  (417,333)
                                                               ===========        ===========    ===========        ===========

Net income (loss) per BAC,
  based on 868,662 BACs outstanding                            $      0.00        $     (0.13)   $      0.04        $     (0.48)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                        Beneficial
                                                                         Assignee
                                                      General           Certificate
                                                      Partner             Holders             Total
                                                     ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2004         $(340,151)          $2,771,839        $2,431,688

  Net income                                               665               32,585            33,250
                                                     ---------           ----------        ----------

Partners' (deficit) capital, September 30, 2004      $(339,486)          $2,804,424        $2,464,938
                                                     =========           ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the nine months ended
                                                                                       September 30,
                                                                                -------------------------
                                                                                   2004          2003
                                                                                ----------    ----------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $  33,250    $(425,850)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ............................................     751,882      862,930

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ..........................    (134,511)     (34,555)
      Increase in accounts payable and accrued expenses ......................     114,514       24,830
      Decrease in hotel trade payables .......................................     (75,097)    (151,073)
                                                                                 ---------    ---------

        Net cash provided by operating activities ............................     690,038      276,282
                                                                                 ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment ........................................    (237,868)    (195,769)
  Net (deposits to) withdrawals from working capital reserve .................    (172,987)      56,210
  Net (deposits to) withdrawals from capital improvements
    and real estate tax reserves held by servicer ............................    (104,220)      13,628
                                                                                 ---------    ---------

        Net cash used in investing activities ................................    (515,075)    (125,931)
                                                                                 ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ...................................    (132,241)    (124,115)
  Payment of principal on capital leases payable .............................     (13,708)     (29,125)
                                                                                 ---------    ---------

        Net cash used in financing activities ................................    (145,949)    (153,240)
                                                                                 ---------    ---------

Net increase (decrease) in hotel operating cash and cash and cash equivalents       29,014       (2,889)

Hotel operating cash and cash and cash equivalents, beginning of period ......     105,806      173,741
                                                                                 ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ............   $ 134,820    $ 170,852
                                                                                 =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ...................................   $ 471,590    $ 481,773
                                                                                 =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the interim periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $467,239 and $294,252 as of September 30, 2004 and December 31, 2003, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

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

     During each of the nine month periods ended September 30, 2004 and 2003, the Partnership made escrow deposits aggregating $174,281 for capital improvements, and $312,434 and $323,148, respectively, for estimated annual real estate taxes. As of September 30, 2004, and December 31, 2003, the servicer held $170,070 and $135,292, respectively, for capital improvements and $155,206 and $85,764, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $603,442 during the nine month periods ended both September 30, 2004 and 2003. The Partnership's balance on this loan was $7,945,768 and $8,078,009 as of September 30, 2004 and December 31, 2003, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distribution was declared and payable to BAC holders of record during the first three quarters of 2004, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made for the 2004 calendar year. No distribution was declared and payable to BAC holders of record during 2003.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with the operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the nine month periods ended September 30, 2004 and 2003.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended September 30, 2004 and 2003, lease payments were $96,294 and $100,141, respectively. For the nine month periods ended September 30, 2004 and 2003, lease payments were $455,888 and $455,030, respectively.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended September 30, 2004 and 2003, and $41,003 for each of the nine month periods ended September 30, 2004 and 2003.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter of 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2004 and 2003.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $9,485 and $39,911 for the three and nine month periods ended September 30, 2004, respectively, and $11,157 and $42,233 for the three and nine month periods ended September 30, 2003, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid the General Partner or its affiliates a Management Fee of $23,438 for each of the three month periods ended September 30, 2004 and 2003, and $70,313 for each of the nine month periods ended September 30, 2004 and 2003.

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

Distributions
-------------

     As a result of the decline in occupancy and revenue since 2001, the General Partner decided it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the year 2003. The General Partner did not make a distribution for the first three quarters of 2004, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made for the 2004 calendar year. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the fourth quarter of 2004 in January 2005. The Partnership closely monitors its liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the nine month period ended September 30, 2004, net cash provided by the hotels' operating activities was adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses, and hotel trade payables at September 30, 2004 totaled $756,146, which represents a $39,417 increase from

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

the corresponding amounts at December 31, 2003. This increase resulted from increases in accounts payable and accrued expenses, partially offset by a decrease in hotel trade payables. Accounts payable and accrued expenses increased primarily due to increases in real estate taxes payable, sales and occupancy taxes payable, franchise and management fees payable and energy expenses payable compared to December 31, 2003. Hotel trade payables decreased due to increased revenues in the third quarter of 2004, compared to the fourth quarter of 2003, which generated cash flow for the more prompt payment of hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $603,442 during the nine month periods ended both September 30, 2004 and 2003. The Partnership's balance on this loan was $7,945,768 and $8,078,009 as of September 30, 2004 and December 31, 2003, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During each of the nine month periods ended September 30, 2004 and 2003, the Partnership made escrow deposits aggregating $174,281 for capital improvements, and $312,434 and $323,148, respectively, for estimated annual real estate taxes. As of September 30, 2004 and December 31, 2003, the servicer held $170,070 and $135,292, respectively, for capital improvements, and $155,206 and $85,764, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $467,239 and $294,252 as of September 30, 2004 and December 31, 2003, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net income of $1,574 for the three month period ended September 30, 2004, compared to net loss of $118,859 for the corresponding period in 2003 primarily due to a $82,695 increase in hotel gross operating income, a $3,944 decrease in interest expense and a $48,947 decrease in unallocated operating expenses, partially offset by a $15,153 decrease in interest and other income. The increase in hotel gross operating income was due to an increase in rooms revenue, as a result of higher occupancy, and decreases in two departmental expense categories, partially offset by decreases in three hotel revenue categories and increases in two departmental expense categories. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expenses, building lease, marketing expense and property taxes, partially offset by increases in depreciation and amortization expenses, property operations and maintenance expenses, energy expense, management fees and professional fees. Property taxes decreased as assessments levied on the hotels decreased in 2004. Marketing expense decreased at three of the hotels due to the elimination of billboard advertising. Energy expense increased at all of the hotels as a result of higher energy prices and increased occupancy at four of the hotels. Professional fees increased due to attorney fees related to property tax reassessments.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     The Partnership recognized net income of $33,250 for the nine month period ended September 30, 2004, compared to net loss of $425,850 for the corresponding period in 2003, primarily due to a $247,807 increase in hotel gross operating income, a $226,043 decrease in unallocated operating expenses and a $10,183 decrease in interest expense, partially offset by a $24,933 decrease in interest and other income. The increase in hotel gross operating income was due to an increase in rooms revenue, as a result of higher occupancy, and decreases in two departmental expense categories, partially offset by decreases in three hotel revenue categories and increases in two departmental expense categories. The decrease in unallocated operating expenses was primarily due to decreases in depreciation and amortization expenses, property taxes, property operations and maintenance expenses, and marketing expense, partially offset by increases in general and administrative expenses, building lease expense, energy expense, management fees and professional fees. Property taxes decreased as assessments levied on the hotels decreased in 2004; in addition a tax refund in the amount of $48,899 was received related to the Minneapolis hotel and a $5,614 refund was received related to the Plymouth hotel. Depreciation and amortization expenses decreased as pre-1998 additions to property, plant and equipment became fully depreciated during the second quarter of 2003. Property operations and maintenance expenses decreased at four of the hotels as a result of recently completed capital improvements and upgrades, and also as a result of efforts to contain increases in these expenses. Energy expenses increased at all of the hotels, as discussed above. Marketing expense decreased, as discussed above.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2004 and 2003, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2004 and 2003, follow.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                               Gross Operating Income              Gross Operating Income
                                             for the three month periods         for the nine month periods
                                                 ended September 30,                 ended September 30,
                                             -----------------------------       ----------------------------
         Hotel Location                         2004               2003             2004              2003
         --------------                      ----------         ----------       ----------        ----------
         Clearwater, FL                      $  205,570         $  160,088       $  739,677        $  635,401
         Minneapolis, MN                        521,723            477,313        1,321,662         1,235,157
         Plymouth, MN                           179,427            180,753          385,018           423,065
         Roseville, MN                          291,121            275,441          687,683           605,082
         Scottsdale, AZ                         295,348            316,899        1,613,809         1,601,337
                                             ----------         ----------       ----------        ----------

           Gross Operating Income            $1,493,189         $1,410,494       $4,747,849        $4,500,042
                                             ==========         ==========       ==========        ==========

                                              Operating Income (Loss)                Operating Income
                                             for the three month periods         for the nine month periods
                                                 ended September 30,                  ended September 30,
                                             -----------------------------       ------------------------------
                                                2004               2003             2004               2003
                                             ----------         ----------       ----------        -----------
         Clearwater, Fl                      $   54,095         $   15,004       $  251,150        $   174,239
         Minneapolis, MN                        318,859            243,778          686,687            558,072
         Plymouth, MN                            63,095             40,389            9,431              8,227
         Roseville, MN                          139,845            129,504          261,624            171,589
         Scottsdale, AZ                         (85,907)           (95,377)         203,818            157,593
         Depreciation and partnership
           operating expenses                  (331,017)          (290,817)        (907,870)        (1,013,797)
                                             ----------         ----------       ----------        -----------

           Operating Income                  $  158,970         $   42,481       $  504,840        $    55,923
                                             ==========         ==========       ==========        ===========


                                                   Average Occupancy                  Average Occupancy
                                             for the three months periods        for the nine month periods
                                                  ended September 30,                ended September 30,
                                             ----------------------------        --------------------------
                                                2004               2003             2004              2003
                                             ----------         ----------       ----------        ----------
         Clearwater, Fl                            61%               53%              65%               60%
         Minneapolis, MN                           94%               85%              84%               76%
         Plymouth, MN                              71%               64%              54%               56%
         Roseville, MN                             82%               74%              68%               62%
         Scottsdale, AZ                            69%               71%              79%               78%


                   Three Month Period Ended September 30, 2004
                   -------------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended September 30, 2004, increased from the corresponding period in 2003 primarily due to increases in rooms revenue and rental and other revenue, decreases in marketing expense and insurance expense, partially offset by a decrease in telephone revenue and increases in all departmental expense categories and increases in general and administrative expenses, energy expense, management fees and property taxes. Occupancy mainly increased as a direct consequence of the numerous hurricanes experienced in Florida this season resulting in evacuation and recovery efforts.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2004, increased from the corresponding period in 2003 primarily due to an increase in rooms revenue and decreases in rooms expense, telephone expense, general and administrative expenses, marketing expense, repair and maintenance expenses, insurance expense and property taxes, partially offset by decreases in telephone revenue and rental and other revenue and increases in rental and other expenses and energy expense. Occupancy increased in most market segments with the strongest growth in bookings by third party intermediaries, such as Hotels.com.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Plymouth, Minnesota: Gross operating income decreased slightly and operating income increased for the three month period ended September 30, 2004, compared to the corresponding period in 2003 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, general and administrative expenses, marketing expense, repair and maintenance expenses, insurance expense and property taxes, partially offset by a decrease in telephone revenue and increases in rooms expense and rental and other expenses, energy expense and management fees. Occupancy increased due to the hotel restructuring its room rates to capture more in house reservations, and also due to an increase in bookings by third party intermediaries.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2004, increased from the corresponding period in 2003 primarily due to increased rooms revenue and decreases in telephone expense, marketing expense and insurance expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees and property tax. Occupancy increased due to franchise-guaranteed room nights.

Scottsdale, Arizona: Gross operating income decreased for the three month period ended September 30, 2004, compared to the corresponding period in 2003 primarily due to decreases in all revenue categories and increases in rooms expense and telephone expense, partially offset by decreases in food and beverage expenses and in rental and other expenses. Although gross operating income decreased, operating loss decreased for the three month period ended September 30, 2004, compared to the corresponding period in 2003 due to decreases in general and administrative expenses, marketing expense, management fees, insurance expense and property tax and land lease expense, partially offset by increases in energy expense and repair and maintenance expenses. The decrease in occupancy is primarily attributed to lost business from insurance companies and non-returning athletic and wedding groups.

                   Nine month Period Ended September 30, 2004
                   ------------------------------------------

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2004, increased from the corresponding period in 2003 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, repair and maintenance expenses and insurance expense, partially offset by a decrease in telephone revenue and increases in rooms expense, rental and other expenses, general and administrative expenses, marketing expense, energy expense, management fees and property taxes. Occupancy increased due to the sales department securing a large volume of athletic business in February and March and as a direct consequence of the numerous hurricanes experienced in Florida this season resulting in evacuation and recovery efforts.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2004, increased from the corresponding period in 2003 primarily due to increased rooms revenue and decreases in telephone expense, rental and other expenses, general and administrative expenses, marketing expense, repair and maintenance expenses, insurance expense and property taxes, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, energy expense and management fees. Occupancy increased in most market segments except for franchise-guaranteed reservations with the strongest growth in bookings by third party intermediaries, such as Hotels.com.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Plymouth, Minnesota: Gross operating income decreased for the nine month period ended September 30, 2004, compared to the corresponding period in 2003 due to decreases in all revenue categories, partially offset by decreases in all departmental expense categories. Although gross operating income decreased, operating income increased slightly for the three month period ended September 30, 2004, compared to the corresponding period in 2003 due to decreases in marketing expense, repair and maintenance expenses, management fees, insurance expense and property tax expense, partially offset by increases in general and administrative expenses and in energy expense. Occupancy decreased mainly as a result of corporate travel cutbacks.

Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2004, increased from the corresponding period in 2003 due to increases in all revenue categories and decreases in rooms expense, telephone expense, marketing expense, repair and maintenance expenses, and insurance expense, partially offset by increases in rental and other expense, general and administrative expenses, energy expense, management fees, and property tax. Occupancy increased due to increases in hotel group sales, franchise-guaranteed room nights, and in bookings by third party intermediaries.

Scottsdale, Arizona: Gross operating income and operating income for the nine period month ended September 30, 2004, increased from the corresponding period in 2003 due to increased rooms revenue and decreases in all departmental expense categories, general and administrative expenses, marketing expense, management fees, insurance expense and property tax, partially offset by decreases in food and beverage revenue, telephone revenue, rental and other revenue and increases in energy expense, repair and maintenance expenses and land lease expense. Occupancy increased due to securing several social and education groups as well as an increase in tour and travel bookings which was the direct result of a targeted advertising campaign.


Item 3. Controls and Procedures

     In October 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

     The General Partner did not express any opinion with respect to the CMG unregistered tender offers and remained neutral with respect to them.


Item 6. Exhibits

     Exhibit No.    Description
     -----------    -----------

        31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

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


                             CRI HOTEL INCOME PARTNERS, L.P.
                             ---------------------------------------------------
                             (Registrant)

                             by:  CRICO Hotel Associates I, L.P.
                                  ----------------------------------------------
                                  General Partner

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       its General Partner



November 15, 2004                      by:  Michael J. Tuszka
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