Form 10KSB
period 2004-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2005-03-08
CIK 808377

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

                   For the fiscal year ended December 31, 2004


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $8,851,569.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                         Page

                                     PART I

Item 1.  Business.........................................................I-1
Item 2.  Properties.......................................................I-2
Item 3.  Legal Proceedings................................................I-2
Item 4.  Submission of Matters to a Vote of Security Holders..............I-2


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
            and Related Partnership Matters ..............................II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................II-3
Item 7.  Financial Statements.............................................II-8
Item 8.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................II-8
Item 8A. Controls and Procedures..........................................II-8
Item 8B. Other Information................................................II-9


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant...............III-1
Item 10. Executive Compensation...........................................III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management...III-2
Item 12. Certain Relationships and Related Transactions...................III-3
Item 13. Exhibits.........................................................III-3
Item 14. Principal Accountant Fees and Services...........................III-4

Signatures................................................................III-5

Report of Independent Registered Public Accounting Firm...................III-6

Financial Statements......................................................III-7

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

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2004, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

                                     PART I
                                     ------

ITEM 2. PROPERTIES
        ----------

     A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2004, follows.


             NAME AND LOCATION              NO. OF ROOMS        DATE ACQUIRED         PURCHASE PRICE
         ------------------------           ------------        -------------        ----------------
         Clearwater Days Inn                    117                04/01/88             $3,750,000
           Clearwater, Florida


         Minneapolis Days Inn                   130                11/01/87             $4,800,000
           Minneapolis, Minnesota


         Plymouth Days Inn                      113                12/30/87             $4,000,000
           Plymouth, Minnesota


         Roseville Days Inn                     114                03/01/88             $4,200,000
           Roseville, Minnesota


         Scottsdale Days Inn                    167                07/01/88             $2,000,000
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

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

                                  Tender Offers
                                  -------------

          Investors have sold their BACs to other investors as a result of unregistered tender offers. If more than five percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2004 through March 8, 2004, the Partnership received sale transfer requests for approximately 4.9% of the outstanding BACs. Accordingly, to remain within the five percent safe harbor, effective March 9, 2004, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2004. As a result, transfers of BACs due to sales transactions were not recognized by the Partnership between March 9, 2004, and December 31, 2004. The halt was lifted effective January 1, 2005.

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

     (b) As of March 8, 2005, there were 1,165 registered holders of BACs in the Partnership.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
        -----------------------------------------------
          CERTIFICATES AND RELATED PARTNERSHIP MATTERS
          -------------------------------------------- - Continued

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. No distributions were declared and payable to BAC holders of record for the years 2004 and 2003. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-KSB at December 31, 2004. Property and equipment are depreciated or amortized over estimated useful lives ranging from seven to thirty years using the straight-line method. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful lives could significantly impact the statement of operations.

                             Travel and the Economy
                             ----------------------

     While recent economic indicators are showing signs of a recovery in the tour and travel industry, the hotels' improvement in room demand is steady but slow. This recovery has had a positive impact on average occupancy and rooms revenue at four of the Partnership's five hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2004 and 2003. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the first quarter of 2005 in April 2005. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

                          Financial Condition/Liquidity
                          -----------------------------

     The General Partner expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2.2 million from the working capital reserve to the hotels for such capital improvements.

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

     For the years ended December 31, 2004 and 2003, net cash provided by the hotels' operating activities and existing cash resources were adequate to support investing and financing requirements. The General Partner anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at December 31, 2004 totaled $730,868, which represents a $14,139 increase from the corresponding amounts at December 31, 2003. This increase resulted from increases in accounts payable and accrued expenses, partially offset by decreases in hotel trade payables. Accounts payable and accrued expenses increased primarily due to increases in energy expenses payable, sales and occupancy taxes payable and accrued mortgage interest, partially offset by a decrease in salaries payable compared to December 31, 2003. Hotel trade payables decreased due to increased revenues during 2004, which generated cash flow for the more prompt payment of hotel trade payables.

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

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2004, the loan entered into its eighth year.

     The Partnership paid installments of principal and interest aggregating $790,160 and $804,589 during 2004 and 2003, respectively. The Partnership's balance on this loan was $7,915,518 and $8,078,009 as of December 31, 2004 and 2003, respectively.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During 2004 and 2003, the Partnership made escrow deposits aggregating $213,009 and $232,374, respectively, for capital improvements, and $376,842 and $421,129, respectively, for estimated annual real estate taxes. As of December 31, 2004 and 2003, the servicer held reserves of $152,676 and $135,292, respectively, for capital improvements, and $107,360 and $85,764, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $613,624 and $294,252 as of December 31, 2004 and 2003, respectively, represents all cash and cash equivalents, as defined in Note 1.d. of the accompanying financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC holders
----------------------------

     No distributions were declared and payable to BAC holders of record for the years 2004 and 2003.

                       Results of Operations - Partnership
                       -----------------------------------

2004 versus 2003
----------------

     The Partnership recognized net loss of $216,349 for the year ended December 31, 2004, compared to net loss of $797,287 for the year ended December 31, 2003, primarily due to a $371,004 increase in gross operating income, a $196,125 decrease in unallocated operating expenses and a $14,032 decrease in interest expense, partially offset by a $223 decrease in interest and other income. The increase in hotel gross operating income was due to an increase in rooms revenue, as a result of higher occupancy, and decreases in three departmental expense categories, partially offset by decreases in three hotel revenue categories and an increase in rooms expense. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, property operations and maintenance expenses and property tax expense, partially offset by increases in energy expense, management fees and professional fees. Property tax expense decreased as assessments levied on the hotels decreased in 2004; in addition a real estate tax refund in the amount of $48,899 was received related to the Minneapolis hotel, a real estate tax refund in the amount of $23,250 was received related to the Roseville hotel and a real estate tax refund in the amount of $5,614 was received related to the Plymouth hotel. Depreciation and amortization expenses decreased as pre-1998 additions to property, plant and equipment became fully depreciated during the second quarter of 2003. Marketing expense decreased at four of the hotels due to the elimination of billboard advertising. Energy expense increased at all of the hotels as a result of higher energy prices and increased occupancy at four of the hotels. Professional fees increased due to attorney fees related to property tax reassessments.

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

     Analysis of each hotel's operating results for the year 2004 versus the year 2003 follows.

Operating statistics
--------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets and historical trends, the following months should provide the highest net cash flow to the Partnership from each of the hotels.

            Hotel Location                 Peak Months
            --------------            -------------------------

            Clearwater, FL            February through April
            Minneapolis, MN           February through November
            Plymouth, MN              May through September
            Roseville, MN             May through October
            Scottsdale, AZ            January through April;
                                        October and November

     Since 2001, each of the Partnership's hotels has been adversely affected, albeit in different ways, by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy. Although there has been some improvement in the hotels' room demand, starting in 2003, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the years ended December 31, 2004 and 2003, follow.

                                              Gross Operating Income
                                       -----------------------------------
     Hotel Location                       2004                     2003
     --------------                    ----------               ----------

     Clearwater, FL                    $  929,690               $  802,050
     Minneapolis, MN                    1,719,675                1,583,424
     Plymouth, MN                         501,283                  487,262
     Roseville, MN                        857,520                  756,454
     Scottsdale, AZ                     2,043,404                2,051,378
                                       ----------               ----------

         Total                         $6,051,572               $5,680,568
                                       ==========               ==========


                                             Operating Income (Loss)
                                       ------------------------------------
     Hotel Location                        2004                    2003
     --------------                    -----------              -----------

     Clearwater, FL                    $   270,449              $   200,374
     Minneapolis, MN                       870,644                  661,722
     Plymouth, MN                           (3,339)                 (44,685)
     Roseville, MN                         257,874                  143,216
     Scottsdale, AZ                        200,065                  179,487
     Depreciation and net Partnership
       operating expenses               (1,183,984)              (1,295,311)
                                       -----------              -----------

         Total                         $   411,709              $  (155,197)
                                       ===========              ===========

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                                                Average Occupancy
                                       ------------------------------------
     Hotel Location                       2004                     2003
     --------------                    -----------              -----------

     Clearwater, FL                        65%                      59%
     Minneapolis, MN                       81%                      75%
     Plymouth, MN                          54%                      51%
     Roseville, MN                         65%                      59%
     Scottsdale, AZ                        77%                      78%


2004 versus 2003
----------------

Clearwater, Florida: Gross operating income and operating income for the year ended December 31, 2004, increased from 2003 primarily due to increases in rooms revenue and rental and other revenue and decreases in repair and maintenance expenses and insurance expense, partially offset by a decrease in telephone revenue and increases in rooms expense, rental and other expenses, general and administrative expenses, marketing expense, energy expense, management fees and property tax expense. Occupancy increased due to the sales department securing a large volume of athletic business in February and March, and also as a direct consequence of the numerous hurricanes experienced in Florida in the fall of 2004, resulting in evacuation and recovery efforts.

Minneapolis, Minnesota: Gross operating income and operating income for the year ended December 31, 2004, increased from 2003 primarily due to increased rooms revenue and decreases in all department expense categories, and decreases in marketing expense, repair and maintenance expenses and property tax expense, partially offset by decreases in telephone revenue and rental other revenue and increases in general and administrative expenses, energy expense, management fees and insurance expense. Occupancy increased in most market segments except for franchise-guaranteed reservations, with the strongest growth in bookings by third party intermediaries, such as Hotels.com, and in group sales for University of Minnesota student housing.

Plymouth, Minnesota: Gross operating income for the year ended December 31, 2004, increased from 2003 primarily due to increased rooms revenue and rental and other revenue and decreased telephone expense, partially offset by a decrease in telephone revenue and increases in rooms expense and rental and other income. The operating loss decreased from 2003 primarily due to decreases in marketing expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by increases in general and administrative expenses and energy expense. Occupancy increased due to the hotel restructuring its room rates to capture more in-house reservations, an increase in bookings by third party intermediaries, and in group sales to corporate clients working on the local light rail project.

Roseville, Minnesota: Gross operating income and operating income for the year ended December 31, 2004, increased from 2003 primarily due to increased rooms revenue and decreases in telephone expense, rental and other expenses, marketing expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by increases in rooms expense, general and administrative expenses, energy expense and management fees. Occupancy increased due to increases in hotel group sales, franchise-guaranteed room nights, and in bookings by third party intermediaries.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Scottsdale, Arizona: Gross operating income for the year ended December 31, 2004, decreased from 2003 primarily due to decreases in all revenue categories, partially offset by decreases in all departmental expense categories. Operating income for the year ended December 31, 2004 increased from 2003 primarily due to decreases in general and administrative expenses, marketing expense, management fees, insurance expense, property tax expense and land lease expense. Occupancy decreased slightly primarily due to lost business from insurance companies and non-returning athletic, tour and travel, and wedding groups.


ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2004, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2004.

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

William B. Dockser, 68, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 58, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 8, 2005.


                                                                     % of total
           Name and Address                Amount and Nature         BACs issued
          of Beneficial Owner          of Beneficial Ownership     and outstanding
          -------------------          -----------------------     ---------------
          CMG Advisors LLC, et.al.          66,041 BACs                7.6%
          999 Third Avenue
          Suite 3800
          Seattle, WA 98104

          Equity Resource Group,
              Incorporated, et. al.         51,293 BACs                5.9%
          44 Brattle Street
          Cambridge, MA 02138


     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 8, 2005, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

                                                                      % of total
              Name of                     Amount and Nature          BACs issued
          Beneficial Owner             of Beneficial Ownership     and outstanding
          -----------------            -----------------------     ---------------
          William B. Dockser                   None                      0.0%
          H. William Willoughby                None                      0.0%
          All Directors and Officers
            as a Group (2 persons)             None                      0.0%

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


ITEM 13. EXHIBITS
         --------

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

               1.   Amendment dated as of March 12, 1987.
               2.   Amendment dated as of April 17, 1987.

                                      III-3

                                    PART III
                                    --------

ITEM 13. EXHIBITS - Continued
         --------

          Exhibit No. 10 - Material Contracts.

          a. Sale/Purchase Agreement, dated as of October 9, 1986, by and between Days Inns of America, Inc. (DIA), Days Inns Corp. (DID), Days Inns Management Company, Inc. (DIM), and CRI Hotel Income Fund, L.P., and six modifications thereto. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)
          b. Form of Management Agreement by and between DIM and CRI Hotel Income Fund, L.P. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)
          c. Form of Beneficial Assignee Certificate. (Incorporated by reference to the Registration Statement on Form S-1 filed on December 24, 1986.)
          d. Forms of Amendment to Hotel Management Agreement by and between CRI Hotel Income Partners, L.P. and Buckhead Hotel Management Company, Inc. (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 15, 1995.)

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2004 and 2003, the Partnership retained Grant Thornton LLP to provide services as follows.

                                              Year Ended December 31,
                                            ---------------------------
                                              2004               2003
                                            --------           --------

         Audit fees (1)                     $141,000           $132,000
         Audit-related fees                       --                 --
         Tax fees (2)                         12,000             11,000
         All other fees                           --                 --
                                            --------           --------

             Total billed                   $153,000           $143,000
                                            ========           ========


     (1)  Includes quarterly reviews of Forms 10-QSB.
     (2)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2004 and 2003.

                                      III-4

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CRI HOTEL INCOME PARTNERS, L.P.
                        --------------------------------------------------------
                        (Registrant)

                        by:  CRICO Hotel Associates I, L.P.
                             ---------------------------------------------------
                             General Partner

                             by:  C.R.I., Inc.
                                  ----------------------------------------------
                                  its General Partner

March 8, 2005                     by:  /s/ William B. Dockser
-------------                          -----------------------------------------
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


March 8, 2005                      by:  /s/ H. William Willoughby
-------------                           ----------------------------------------
DATE                                    H. William Willoughby,
                                          Director, President,
                                          and Secretary




March 8, 2005                      by:  /s/ Michael J. Tuszka
-------------                           ----------------------------------------
DATE                                    Michael J. Tuszka
                                          Vice President
                                          and Chief Accounting Officer
                                          (Principal Financial Officer
                                          and Principal Accounting Officer)

                                      III-5

             Report of Independent Registered Public Accounting Firm


To the Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners'
(deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Vienna, Virginia
February 25, 2005



                                      III-6

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ---------------------------
                                                                                          2004            2003
                                                                                      ------------    -----------
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,113,563      14,012,357
  Furniture, fixtures and equipment ...............................................      2,843,654       2,621,095
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        19,962,941      19,639,176
  Less: accumulated depreciation and amortization .................................    (10,941,128)     (9,989,628)
                                                                                      ------------    ------------

                                                                                         9,021,813       9,649,548

Hotel operating cash ..............................................................        101,444         105,806
Cash and cash equivalents .........................................................             --              --
Working capital reserve ...........................................................        613,624         294,252
Capital improvements and real estate tax reserves held by servicer ................        260,036         221,056
Receivables and other assets ......................................................        340,954         405,540
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $575,957 and $541,954, respectively ..........        444,147         478,150
Property purchase costs,
  net of accumulated amortization of $102,559 and $96,484, respectively ...........         79,707          85,782
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,861,725    $ 11,240,134
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    545,389    $    470,639
Hotel trade payables ..............................................................        185,479         246,090
Mortgage payable ..................................................................      7,915,518       8,078,009
Capital leases payable ............................................................             --          13,708
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,646,386       8,808,446
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (344,478)       (340,151)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,559,817       2,771,839
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,215,339       2,431,688
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,861,725    $ 11,240,134
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-7

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                         For the years ended
                                                             December 31,
                                                     ---------------------------
                                                        2004            2003
                                                     ------------   ------------
Revenue:
  Rooms ...........................................   $ 8,359,688    $ 7,929,697
  Rental and other ................................       282,801        286,915
  Telephone .......................................        80,865         96,314
  Food and beverage ...............................        41,600         52,509
                                                      -----------    -----------

                                                        8,764,954      8,365,435
                                                      -----------    -----------

Departmental expenses:
  Rooms ...........................................    (2,492,812)    (2,445,681)
  Rental and other ................................      (116,572)      (117,948)
  Telephone .......................................       (65,342)       (74,943)
  Food and beverage ...............................       (38,656)       (46,295)
                                                      -----------    -----------


                                                       (2,713,382)    (2,684,867)
                                                      -----------    -----------

Gross operating income ............................     6,051,572      5,680,568
                                                      -----------    -----------


Unallocated operating income (expenses):
  Interest and other income .......................        86,615         86,838
  General and administrative ......................    (1,112,323)    (1,122,306)
  Depreciation and amortization ...................    (1,007,869)    (1,109,917)
  Marketing .......................................      (847,192)      (898,165)
  Building lease ..................................      (583,953)      (586,116)
  Energy ..........................................      (572,220)      (508,908)
  Property operations and maintenance .............      (568,894)      (578,460)
  Property taxes ..................................      (456,642)      (601,811)
  Management fees .................................      (307,814)      (293,839)
  Professional fees ...............................      (175,821)      (129,331)
  Base asset management fee .......................       (93,750)       (93,750)
                                                      -----------    -----------


                                                       (5,639,863)    (5,835,765)
                                                      -----------    -----------

Operating income (loss) ...........................       411,709       (155,197)

Interest expense ..................................      (628,058)      (642,090)
                                                      -----------    -----------

Net loss ..........................................   $  (216,349)   $  (797,287)
                                                      ===========    ===========


Net loss allocated to General Partner (2%) ........   $    (4,327)   $   (15,946)
                                                      ===========    ===========

Net loss allocated to BAC holders (98%) ...........   $  (212,022)   $  (781,341)
                                                      ===========    ===========

Net loss per BAC, based on 868,662 BACs outstanding   $     (0.24)   $     (0.90)
                                                      ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                                                          Beneficial
                                                                                           Assignee
                                                                       General           Certificate
                                                                       Partner             Holders            Total
                                                                      ----------         -----------        ----------
Partners' (deficit) capital, January 1, 2003                          $(324,205)         $3,553,180         $3,228,975

  Net loss                                                              (15,946)           (781,341)          (797,287)
                                                                      ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2003                         (340,151)          2,771,839          2,431,688

  Net loss                                                               (4,327)           (212,022)          (216,349)
                                                                      ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2004                        $(344,478)         $2,559,817         $2,215,339
                                                                      =========          ==========         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                           For the years ended
                                                                                December 31,
                                                                        ----------------------------
                                                                           2004              2003
                                                                        -----------       ----------
Cash flows from operating activities:
  Net loss ..........................................................   $  (216,349)   $  (797,287)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...................................     1,007,869      1,109,917

    Changes in assets and liabilities:
     Decrease in receivables and other assets, net ..................        48,295         45,273
     Increase (decrease) in accounts payable and accrued expenses ...        74,750         (2,593)
     Decrease in hotel trade payables ...............................       (60,611)       (68,061)
                                                                        -----------    -----------

        Net cash provided by operating activities ...................       853,954        287,249
                                                                        -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment ...............................      (323,765)      (221,069)
  Net (deposits to) withdrawals from working capital reserve ........      (319,372)        79,311
  Net deposits to capital improvements
    and real estate tax reserves held by servicer ...................       (38,980)       (10,609)
                                                                        -----------    -----------

        Net cash used in investing activities .......................      (682,117)      (152,367)
                                                                        -----------    -----------


Cash flows from financing activities:
  Payment of principal on mortgage payable ..........................      (162,491)      (165,349)
  Payment of principal on capital leases payable ....................       (13,708)       (37,468)
                                                                        -----------    -----------

        Net cash used in financing activities .......................      (176,199)      (202,817)
                                                                        -----------    -----------


Net decrease in hotel operating cash and cash and cash equivalents ..        (4,362)       (67,935)

Hotel operating cash and cash and cash equivalents, beginning of year       105,806        173,741
                                                                        -----------    -----------

Hotel operating cash and cash and cash equivalents, end of year .....   $   101,444    $   105,806
                                                                        ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ............................   $   575,048    $   642,090
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

              Type of asset                         Estimated life
              -------------                         --------------

              Building and site improvements         10-30 years
              Furniture, fixtures and equipment      7 years
              Leasehold improvements                 Shorter of estimated life
                                                       (usually 7 years) or
                                                       remaining lease term

          Property purchase costs and acquisition fees are being amortized over a thirty-year period using the straight-line method.

     d.   Hotel operating cash; cash and cash equivalents
          -----------------------------------------------

          Hotel operating cash and cash and cash equivalents consist of demand deposits and money market funds which have not been designated as a working capital reserve by the General Partner. Hotel operating cash represents funds maintained at the hotels and by the hotels' manager, Buckhead, while cash and cash equivalents represents funds maintained at the Partnership. The Partnership has determined that the carrying amounts for these items approximate fair value.

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

     k.   Risk and uncertainties
          ----------------------

          For several years, the hotels in which the Partnership is invested experienced declines in average occupancy and revenue resulting from a decrease in both business and leisure bookings due to concerns over the safety of air travel, combined with general economic conditions in the markets where they are located. Although performance began to improve in 2004, weaker hotel performance could impact the Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

                                     III-13

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2004, the Partnership remained invested in four hotels and one leasehold interest, as follows.

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

                   2005                $  207,551
                   2006                   208,792
                   2007                   225,734
                   2008                 7,273,441
                                       ----------

                           Total       $7,915,518
                                       ==========

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2004, the loan entered into its eighth year.

     The Partnership paid or accrued installments of principal and interest aggregating $804,589 during each of 2004 and 2003. The Partnership's balance on this loan was $7,915,518 and $8,078,009 as of December 31, 2004 and 2003,
respectively.

     The Partnership has determined that the carrying value of the current loan approximates fair value.

                                     III-14

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

In  addition  to  the  monthly  loan  installments,   as  discussed  above,  the
Partnership   also  makes  monthly  payments  which  are  escrowed  for  capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $32,204 per month for the year 2005. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During 2004 and 2003, the Partnership made escrow deposits aggregating $213,009 and $232,374, respectively, for capital improvements, and $376,842 and $421,129, respectively, for estimated annual real estate taxes. As of December 31, 2004 and 2003, the servicer held reserves of $152,676 and $135,292, respectively, for capital improvements, and $107,360 and $85,764, respectively, for real estate taxes.


5.   WORKING CAPITAL RESERVE

     The working capital reserve of $613,624 and $294,252 as of December 31, 2004 and 2003, respectively, represents all cash and cash equivalents, as defined in Note 1.d., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned by Buckhead in 2004 or 2003.

     b.   Lease agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2004 and 2003, annual lease payments were $583,953 and $586,116, respectively.

                                     III-15

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

          The Partnership has also entered into various operating leases for equipment used at the hotels, which expire through 2008. Minimum lease payments under non-cancelable operating leases, including the Scottsdale facility lease, follow.

                                                 Operating
                                                   Leases
                                                 ---------

                  2005                           $142,310
                  2006                            141,225
                  2007                            140,450
                  2008                            140,450
                                                 --------

                  Total minimum lease payments   $564,435
                                                 ========


          Total rent expense under operating leases was $605,684 and $673,217 for the years ended December 31, 2004 and 2003, respectively.

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


7.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $54,671 for each of 2004 and 2003.

                                     III-16

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to the India Palace, which operates a restaurant on the property. During the third quarter of 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef was $42,364 and $41,233 for 2004 and 2003, respectively.


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

     No distributions were declared and payable to BAC holders of record for the years 2004 and 2003.


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended
December  31,  2004  and  2003,  the  Partnership   paid  $47,387  and  $52,981,
respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2004 and 2003.

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc., are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.

                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


10. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO TAXABLE INCOME (LOSS)

     A reconciliation of the Partnership's financial statement net loss to taxable (loss) follows.

                                                         For the years ended
                                                             December 31,
                                                       -----------------------
                                                          2004          2003
                                                       ---------     ---------

Financial statement net loss                           $(216,349)    $(797,287)

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes       265,386       274,869
                                                       ---------     ---------

Taxable income (loss)                                  $  49,037     $(522,418)
                                                       =========     =========


                                      # # #

                                     III-18