Form 10QSB
period 2005-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2005-05-12
CIK 808377

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

                  For the quarterly period ended March 31, 2005


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005


                                                                           Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2005 and December 31, 2004........................... 1

         Statements of Operations
           - for the three months ended March 31, 2005 and 2004............. 2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2005...................... 3

         Statements of Cash Flows
           - for the three months ended March 31, 2005 and 2004............. 4

         Notes to Financial Statements
           - March 31, 2005 and 2004........................................ 5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 9

Item 3.  Controls and Procedures............................................ 13


Part II. OTHER INFORMATION

Item 5.  Other Information.................................................. 14

Item 6.  Exhibits........................................................... 15

Signature................................................................... 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2005           2004
                                                                                      ------------    -----------
                                                                                      (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,113,563      14,113,563
  Furniture, fixtures and equipment ...............................................      2,926,427       2,843,654
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,045,714      19,962,941
  Less: accumulated depreciation and amortization .................................    (11,161,259)    (10,941,128)
                                                                                      ------------    ------------

                                                                                         8,884,455       9,021,813

Hotel operating cash ..............................................................        221,984         101,444
Cash and cash equivalents .........................................................           --              --
Working capital reserve ...........................................................        478,814         613,624
Capital improvements and real estate tax reserves held by servicer ................        369,888         260,036
Receivables and other assets ......................................................        680,841         340,954
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $584,458 and $575,957, respectively ..........        435,646         444,147
Property purchase costs,
  net of accumulated amortization of $104,079 and $102,559, respectively ..........         78,188          79,707
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 11,149,816    $ 10,861,725
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    727,421    $    545,389
Hotel trade payables ..............................................................        121,255         185,479
Mortgage payable ..................................................................      7,852,118       7,915,518
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,700,794       8,646,386
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (339,804)       (344,478)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,788,826       2,559,817
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,449,022       2,215,339
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 11,149,816    $ 10,861,725
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        For the three months ended
                                                                 March 31,
                                                        --------------------------
                                                            2005          2004
                                                        -----------    -----------
Revenue:
  Rooms .............................................   $ 2,533,744    $ 2,363,412
  Rental and other ..................................        66,536         67,334
  Telephone .........................................        19,314         24,433
  Food and beverage .................................        10,535         12,325
                                                        -----------    -----------

                                                          2,630,129      2,467,504
                                                        -----------    -----------

Departmental expenses:
  Rooms .............................................      (645,747)      (604,234)
  Rental and other ..................................       (27,429)       (28,396)
  Telephone .........................................       (13,386)       (14,867)
  Food and beverage .................................        (8,696)        (9,196)
                                                        -----------    -----------

                                                           (695,258)      (656,693)
                                                        -----------    -----------

Gross operating income ..............................     1,934,871      1,810,811
                                                        -----------    -----------

Unallocated operating income (expenses):
  Interest and other income .........................        29,841         21,591
  General and administrative ........................      (281,087)      (285,178)
  Depreciation and amortization .....................      (234,222)      (247,838)
  Marketing .........................................      (235,141)      (238,287)
  Building lease ....................................      (237,217)      (232,353)
  Energy ............................................      (152,565)      (143,958)
  Property operations and maintenance ...............      (149,746)      (133,788)
  Property taxes ....................................      (133,620)      (107,578)
  Management fees ...................................       (92,317)       (86,625)
  Professional fees .................................       (39,500)       (37,000)
  Base asset management fee .........................       (23,438)       (23,438)
                                                        -----------    -----------

                                                         (1,549,012)    (1,514,452)
                                                        -----------    -----------

Operating income ....................................       385,859        296,359

Interest expense ....................................      (152,176)      (157,591)
                                                        -----------    -----------

Net income ..........................................   $   233,683    $   138,768
                                                        ===========    ===========


Net income allocated to General Partner (2%) ........   $     4,674    $     2,775
                                                        ===========    ===========

Net income allocated to BAC Holders (98%) ...........   $   229,009    $   135,993
                                                        ===========    ===========

Net income per BAC, based on 868,662 BACs outstanding   $      0.26    $      0.16
                                                        ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                    Beneficial
                                                                     Assignee
                                                       General      Certificate
                                                       Partner        Holders         Total
                                                      ---------     -----------    ----------
Partners' (deficit) capital, January 1, 2005          $(344,478)     $2,559,817    $2,215,339

  Net income                                              4,674         229,009       233,683
                                                      ---------      ----------    ----------

Partners' (deficit) capital, March 31, 2005           $(339,804)     $2,788,826    $2,449,022
                                                      =========      ==========    ==========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         For the three months ended
                                                                                  March 31,
                                                                         --------------------------
                                                                             2005         2004
                                                                          ---------    ---------
Cash flows from operating activities:
  Net income ..........................................................   $ 233,683    $ 138,768

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................     234,222      247,838

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ...................    (343,958)    (195,491)
      Increase in accounts payable and accrued expenses ...............     182,032      238,919
      Decrease in hotel trade payables ................................     (64,224)     (96,199)
                                                                          ---------    ---------

        Net cash provided by operating activities .....................     241,755      333,835
                                                                          ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment .................................     (82,773)     (38,861)
  Net withdrawals from working capital reserve ........................     134,810       71,004
  Net deposits to capital improvements
    and real estate tax reserves held by servicer .....................    (109,852)    (157,449)
                                                                          ---------    ---------

        Net cash (used in) provided by investing activities ...........     (57,815)    (125,306)
                                                                          ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ............................     (63,400)     (43,794)
  Payment of principal on capital leases payable ......................        --         (7,620)
                                                                          ---------    ---------

        Net cash used in financing activities .........................     (63,400)     (51,414)
                                                                          ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents ....     120,540      157,115

Hotel operating cash and cash and cash equivalents, beginning of period     101,444      105,806
                                                                          ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period .....   $ 221,984    $ 262,921
                                                                          =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $ 204,797    $ 157,591
                                                                          =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the interim period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $478,814 and $613,624 as of March 31, 2005 and December 31, 2004, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE RESERVES HELD BY
       SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payment for annual taxes and assessments to be levied on the hotels is currently estimated as $32,204 per month for the year 2005. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the loan is paid in full.

     During the three month periods ended March 31, 2005 and 2004, the Partnership made escrow deposits aggregating $77,458 and $58,094, respectively, for capital improvements, and $128,816 and $119,210, respectively, for estimated annual real estate taxes. As of March 31, 2005, and December 31, 2004, the servicer held reserves of $133,712 and $152,676, respectively, for capital improvements and $236,176 and $107,360, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $268,196 and $201,147 during the three month periods ended March 31, 2005 and 2004, respectively. The Partnership's balance on this loan was $7,852,118 and $7,915,518 as of March 31, 2005 and December 31, 2004, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distribution was declared and payable to BAC holders of record during the first quarter of 2005. No distribution was declared and payable to BAC holders of record during 2004.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three month periods ended March 31, 2005 and 2004.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended March 31, 2005 and 2004, lease payments were $237,217 and $232,353, respectively.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. This lease expires on December 31, 2005, and provides three options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended March 31, 2005 and 2004.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2005 and 2004, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2005 and 2004, the Partnership paid $14,119 and $11,498, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2005 and 2004.

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

                             Travel and the Economy
                             ----------------------

     While recent economic indicators are showing signs of a recovery in the industry, the hotels' improvement in room demand is steady but slow. This recovery has had a positive impact on rooms revenue at four of the Partnership's five hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2004 and 2003. The General Partner did not make a distribution for the first quarter of 2005, and based on an analysis by the General Partner, it appears unlikely that any distributions will be made for the 2005 calendar year. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the second quarter of 2005 in July 2005. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For the three month period ended March 31, 2005, net cash provided by the hotels' operating activities was adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at March 31, 2005 totaled $848,676, which represents a $117,808 increase from the balance at December 31, 2004. Accounts payable and accrued expenses increased primarily due to increases in real estate taxes payable, salaries payables, franchise fees payable, management fees payable and sales and occupancy taxes payable, partially offset by decreases in accrued mortgage interest and audit fees payable compared to December 31, 2004. Hotel trade payables decreased due to increased revenues compared to the fourth quarter of 2004, which generated cash flow for the more prompt payment of hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $268,196 and $201,147 during the three month periods ended March 31, 2005 and 2004, respectively. The Partnership's balance on this loan was $7,852,118 and $7,915,518 as of March 31, 2005 and December 31, 2004,
respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the three month periods ended March 31, 2005 and 2004, the Partnership made escrow deposits aggregating $77,458 and $58,094, respectively, for capital improvements, and $128,816 and $119,210, respectively, for estimated annual real estate taxes. As of March 31, 2005 and December 31, 2004, the servicer held reserves of $133,712 and $152,676, respectively, for capital improvements, and $236,176 and $107,360, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $478,814 and $613,624 as of March 31, 2005 and December 31, 2004, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     No distributions were declared and payable to BAC holders of record during the first quarters of 2005 and 2004.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net income of $233,683 for the three month period ended March 31, 2005 compared to net income of $138,768 in 2004, primarily due to a $124,060 increase in gross operating income, a $8,250 increase in interest and other income and a $5,415 decrease in interest expense, partially offset by a $42,810 increase in unallocated operating expenses. The increase in hotel gross operating income was due to an increase in rooms revenue, as a result of higher occupancy, and decreases in three departmental expense categories, partially offset by decreases in three hotel revenue categories and an increase in rooms expense. The increase in interest and other income was primarily due to sign rental revenue received at one of the hotels in 2005. The increase in unallocated operating expenses was primarily due to increases in building lease expense, energy expense, property operations and maintenance expenses, property tax expense, management fees and professional fees, partially offset by decreases in general and administrative expenses, depreciation and amortization expenses and marketing expense. Energy expense increased at four of the hotels as a result of higher energy prices and increased occupancy. Property tax expense increased due to a real estate tax refund in the amount of $48,899 received in 2004. Property operations and maintenance expenses increased at all of the hotels in 2005, contributed mostly by three of the five hotels. In Clearwater some repairs were necessary to fix signs damaged during the hurricanes. Plymouth incurred additional payroll costs due to sick pay .


     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three month periods ended March 31, 2005 and 2004, follows.

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

           Hotel Location         Peak Months
           --------------         ------------

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's statements of operations include operating results for each of the hotels asvsummarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2005 and 2004, follow.

                                            Gross Operating Income
                                         for the three months ended
                                                  March 31,
                                         -----------------------------
     Hotel Location                         2005               2004
     --------------                      ----------         ----------

     Clearwater, FL                      $  373,933         $  351,961
     Minneapolis, MN                        416,041            346,010
     Plymouth, MN                           107,605             77,162
     Roseville, MN                          147,662            149,329
     Scottsdale, AZ                         889,630            886,349
                                         ----------         ----------

       Total                             $1,934,871         $1,810,811
                                         ==========         ==========


                                           Operating Income (Loss)
                                         for the three months ended
                                                   March 31,
                                         -----------------------------
     Hotel Location                         2005               2004
     --------------                      ----------         ----------

     Clearwater, FL                      $  189,469         $  179,408
     Minneapolis, MN                        199,094            121,144
     Plymouth, MN                           (17,381)           (54,043)
     Roseville, MN                           11,939             15,853
     Scottsdale, AZ                         302,549            296,984
     Depreciation and net partnership
       operating expenses                  (299,811)          (262,987)
                                         ----------         ----------

       Total                             $  385,859         $  296,359
                                         ==========         ==========


                                              Average Occupancy
                                         for the three months ended
                                                  March 31,
                                         -------------------------------
     Hotel Location                         2005                2004
     --------------                      ----------         ------------

     Clearwater, FL                          86%                80%
     Minneapolis, MN                         80%                70%
     Plymouth, MN                            47%                38%
     Roseville, MN                           56%                51%
     Scottsdale, AZ                          90%                88%


Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2005, increased from the corresponding period in 2004 primarily due to an increase in rooms revenue and a decrease in marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in general and administrative expenses, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy increased due to additional group sales and franchise guaranteed reservations.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2005, increased from the corresponding period in 2004 primarily due to an increase in rooms revenue and decreases in general and administrative expenses, marketing expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in energy expense, repair and maintenance expenses and management fees. Occupancy increased in all market segments except franchise- guaranteed reservations, with the strongest in hotel group sales from hospital rooms and third party intermediaries like Hotels.com.

Plymouth, Minnesota: Gross operating income for the three month period ended March 31, 2005, increased from the corresponding period in 2004 primarily due to increases in all revenue categories and decreases in telephone expense and rental and other expense, partially offset by an increase in rooms expense. The operating loss decreased from 2004 primarily due to decreases in marketing expense, insurance expense and property tax expense, partially offset by increases in general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Although the franchise-guaranteed market segment continues to decline, all other market segments showed solid growth in occupancy with third party intermediaries like Hotels.com being the largest contributor.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2005, decreased from the corresponding period in 2004 primarily due to decreases in telephone revenue and rental and other revenue and increases in rooms expense, marketing expense, repair and maintenance expenses, management fees and property tax expense, partially offset by an increase in rooms revenue and decreases in telephone expense, rental and other expense, general and administrative expenses, energy expense and insurance expense. Occupancy increased slightly over 2004, however, average sales dropped 5.4% due to less market demand in 2005.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended March 31, 2005, increased from the corresponding period in 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in food and beverage expenses, telephone expense, rental and other expenses, general and administrative expenses, insurance expense and property tax expense, partially offset by decreases in food and beverage revenue and telephone revenue and increases in rooms expense, marketing expense, energy expense, repair and maintenance expenses, rent expense and management fees. Occupancy increased mostly in two market segments; tour and travel and franchise-guaranteed reservation.


Item 3. Controls and Procedures

     In May 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

     Effective at close of business, May 6, 2005, the Principal Financial Officer and Principal Accounting Officer (one individual) resigned. The duties of those positions have been assumed by the President of C.R.I., Inc. ("CRI"), the General Partner of Registrant's General Partner, H. William Willoughby. Mr. Willoughby has held the office of President since January 1990 and has also served as a Director of CRI.. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, except as set forth above, because the triggering event occurred within four business days of the filing of this Form 10-QSB.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K


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

                                       by: C.R.I., Inc.
                                           -------------------------------------
                                           its General Partner



May 12, 2005                                  by:  /s/ H. William Willoughby
------------                                       -----------------------------
DATE                                               H. William Willoughby,
                                                     Director, President,
                                                     and Secretary