Form 10KSB/A
period 2004-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2005-06-01
CIK 808377

--------------------------------------------------------------------------------

                          U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB/A


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

State issuer's revenues for its most recent fiscal year $8,851,569.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                       2004 ANNUAL REPORT ON FORM 10-KSB/A

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-KSB/A at December 31, 2004. Property and equipment are depreciated or amortized over estimated useful lives ranging from seven to thirty years using the straight-line method. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful lives could significantly impact the statement of operations.

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

                                     PART II
                                     -------

ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2004, but not reported, whether or not otherwise required by this Form 10-KSB/A at December 31, 2004.

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

June 1, 2005                      by:  /s/ William B. Dockser
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


June 1, 2005                       by:  /s/ H. William Willoughby
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