Form 10QSB
period 2005-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2005-08-15
CIK 808377

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

                  For the quarterly period ended June 30, 2005


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2005


                                                                        Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2005 and December 31, 2004......................... 1

         Statements of Operations
           - for the three and six months ended June 30, 2005 and 2004... 2

         Statement of Changes in Partners' (Deficit) Capital
           - for the six months ended June 30, 2005...................... 3

         Statements of Cash Flows
           - for the six months ended June 30, 2005 and 2004............. 4

         Notes to Financial Statements
           - June 30, 2005 and 2004...................................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 9

Item 3.  Controls and Procedures......................................... 14


Part II. OTHER INFORMATION

Item 5.  Other Information............................................... 15

Item 6.  Exhibits........................................................ 16

Signature................................................................ 17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                        CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,137,498      14,113,563
  Furniture, fixtures and equipment ...............................................      2,977,946       2,843,654
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,121,168      19,962,941
  Less: accumulated depreciation and amortization .................................    (11,383,556)    (10,941,128)
                                                                                      ------------    ------------

                                                                                         8,737,612       9,021,813

Hotel operating cash ..............................................................        128,466         101,444
Cash and cash equivalents .........................................................           --              --
Working capital reserve ...........................................................        740,683         613,624
Capital improvements and real estate tax reserves held by servicer ................        238,290         260,036
Receivables and other assets ......................................................        570,476         340,954
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $592,959 and $575,957, respectively ..........        427,145         444,147
Property purchase costs,
  net of accumulated amortization of $105,597 and $102,559, respectively ..........         76,669          79,707
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,919,341    $ 10,861,725
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    481,852    $    545,389
Hotel trade payables ..............................................................        130,272         185,479
Mortgage payable ..................................................................      7,803,888       7,915,518
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,416,012       8,646,386
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (338,718)       (344,478)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,842,047       2,559,817
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,503,329       2,215,339
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,919,341    $ 10,861,725
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended     For the six months ended
                                                    June 30,                      June 30,
                                           --------------------------    --------------------------
                                               2005          2004            2005          2004
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,197,684    $ 2,011,924    $ 4,731,428    $ 4,375,336
  Rental and other .....................        71,378         65,607        137,914        132,941
  Telephone ............................        14,196         20,025         33,510         44,458
  Food and beverage ....................         7,534         10,300         18,069         22,625
                                           -----------    -----------    -----------    -----------

                                             2,290,792      2,107,856      4,920,921      4,575,360
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (651,119)      (611,633)    (1,296,866)    (1,215,867)
  Rental and other .....................       (28,717)       (26,357)       (56,146)       (54,753)
  Telephone ............................       (14,269)       (16,155)       (27,655)       (31,022)
  Food and beverage ....................        (7,908)        (9,862)       (16,604)       (19,058)
                                           -----------    -----------    -----------    -----------

                                              (702,013)      (664,007)    (1,397,271)    (1,320,700)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,588,779      1,443,849      3,523,650      3,254,660
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        25,095         21,367         54,936         42,958
  General and administrative ...........      (254,949)      (291,303)      (536,036)      (576,483)
  Depreciation and amortization ........      (236,391)      (250,412)      (470,613)      (498,249)
  Marketing ............................      (218,174)      (210,571)      (453,315)      (448,858)
  Building lease .......................      (131,064)      (127,241)      (368,281)      (359,594)
  Energy ...............................      (144,369)      (129,842)      (296,934)      (273,800)
  Property operations and maintenance ..      (144,714)      (142,623)      (294,460)      (276,411)
  Property taxes .......................      (133,620)      (129,241)      (267,240)      (236,819)
  Management fees ......................       (80,431)       (74,035)      (172,748)      (160,660)
  Professional fees ....................       (39,500)       (37,000)       (79,000)       (74,000)
  Base asset management fee ............       (23,438)       (23,438)       (46,875)       (46,875)
                                           -----------    -----------    -----------    -----------

                                            (1,381,555)    (1,394,339)    (2,930,566)    (2,908,791)
                                           -----------    -----------    -----------    -----------

Operating income .......................       207,224         49,510        593,084        345,869

Interest expense .......................      (152,917)      (156,602)      (305,094)      (314,193)
                                           -----------    -----------    -----------    -----------

Net income (loss) ......................        54,307    $  (107,092)   $   287,990    $    31,676
                                           ===========    ===========    ===========    ===========


Net income (loss)  allocated to
  General Partner (2%) .................   $     1,086    $    (2,142)   $     5,760    $       634
                                           ===========    ===========    ===========    ===========

Net income (loss) allocated to
  BAC Holders (98%) ....................   $    53,221    $  (104,950)   $   282,230    $    31,042
                                           ===========    ===========    ===========    ===========

Net income (loss) per BAC,
  based on 868,662 BACs outstanding ....   $       .60    $      (.12)   $       .32    $       .04
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                   Beneficial
                                                                    Assignee
                                                       General     Certificate
                                                       Partner       Holders         Total
                                                      ---------    -----------    ----------
Partners' (deficit) capital, January 1, 2005          $(344,478)    $2,559,817    $2,215,339

  Net income                                              5,760        282,230       287,990
                                                      ---------     ----------    ----------

Partners' (deficit) capital, June 30, 2005            $(338,718)    $2,842,047    $2,503,329
                                                      =========     ==========    ==========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         For the six months ended
                                                                                  June 30,
                                                                          -----------------------
                                                                             2005        2004
                                                                          ---------    ---------
Cash flows from operating activities:
  Net income ..........................................................   $ 287,990    $  31,676

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................     470,613      498,249

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ...................    (237,667)      (9,575)
      (Decrease) increase in accounts payable and accrued expenses ....     (63,537)      99,342
      Decrease in hotel trade payables ................................     (55,207)    (118,736)
                                                                          ---------    ---------

        Net cash provided by operating activities .....................     402,192      500,956
                                                                          ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment .................................    (158,227)    (147,021)
  Net deposits to working capital reserve .............................    (127,059)     (51,844)
  Net withdrawals from (deposits to) capital improvements
    and real estate tax reserves held by servicer .....................      21,746      (60,026)
                                                                          ---------    ---------

        Net cash used in investing activities .........................    (263,540)    (258,891)
                                                                          ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ............................    (111,630)     (88,447)
  Payment of principal on capital leases payable ......................        --        (10,632)
                                                                          ---------    ---------

        Net cash used in financing activities .........................    (111,630)     (99,079)
                                                                          ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents ....      27,022      142,986

Hotel operating cash and cash and cash equivalents, beginning of period     101,444      105,806
                                                                          ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period .....   $ 128,466    $ 248,792
                                                                          =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $ 357,714    $ 314,193
                                                                          =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004, and its cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the interim periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $740,683 and $613,624 as of June 30, 2005 and December 31, 2004, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE RESERVES HELD
       BY SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements reserve (CIR). The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. As of July 2005, the real estate tax payment for annual taxes and assessments to be levied on the hotels is estimated as $31,884 per month for the remainder of the year 2005. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the loan is paid in full.

     During the six month periods ended June 30, 2005 and 2004, the Partnership made escrow deposits aggregating $135,552 and $116,187, respectively, for capital improvements, and $225,428 and $215,822, respectively, for estimated annual real estate taxes. As of June 30, 2005, and December 31, 2004, the servicer held reserves of $128,858 and $152,676, respectively, for capital improvements and $109,432 and $107,360, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $469,343 and $402,294 during the six month periods ended June 30, 2005 and 2004, respectively. The Partnership's balance on this loan was $7,803,888 and $7,915,518 as of June 30, 2005 and December 31, 2004, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distribution was declared and payable to BAC holders of record during the first and second quarters of 2005, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during 2005. No distribution was declared and payable to BAC holders of record during 2004.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the six month periods ended June 30, 2005 and 2004.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended June 30, 2005 and 2004, lease payments were $131,064 and $127,241, respectively. For the six month periods ended June 30, 2005 and 2004, lease payments were $368,281 and $359,594, respectively.


8.   GROUND LEASE AGREEMENTS

          The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. On July 22, 2005, Vicorp exercised its first option to extend the term of the lease for an additional period of five years, which will expire on January 27, 2011. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended June 30, 2005 and 2004, and $27,336 for each of the six month periods ended June 30, 2005 and 2004.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleases this space to India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. Happy Chef continues to sublease this space to India Palace. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2005 and 2004, respectively. The Partnership currently is negotiating directly with India Palace concerning a new lease.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three and six month periods ended June 30, 2005 and 2004, the Partnership paid $10,847 and $18,928, respectively, and $24,967 and $30,426, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2005 and 2004.

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

                             Travel and the Economy
                             ----------------------

     Recent economic indicators are showing signs of a recovery in the industry, and the hotels' improvement in room demand is consistently improving at a steady pace. This recovery has had a positive impact on rooms revenue at all of the Partnership's five hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                 Distributions
                                 -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2004 and 2003. The General Partner did not make a distribution for the first or second quarters of 2005, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during the remainder of 2005. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the third quarter of 2005 in November 2005. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     For the six month period ended June 30, 2005, net cash provided by the hotels' operating activities was adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at June 30, 2005 totaled $612,124, which represents a $118,744 decrease from the balance at December 31, 2004. Accounts payable and accrued expenses decreased primarily due to decreases in accrued mortgage interest, audit fees payable, sale and occupancy taxes payable and energy expenses payable, partially offset by increases in land lease payable, salaries payable, franchise fees payable and management fees payable compared to December 31, 2004. Hotel trade payables decreased due to increased revenues compared to the fourth quarter of 2004, which generated cash flow for the more prompt payment of hotel trade payables.

                                    Financing
                                    ---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $469,343 and $402,294 during the six month periods ended June 30, 2005 and 2004, respectively. The Partnership's balance on this loan was
$7,803,888   and  $7,915,518  as  of  June  30,  2005  and  December  31,  2004,
respectively.

       Capital Improvements and Real Estate Tax Reserves Held by Servicer
       ------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the six month periods ended June 30, 2005 and 2004, the Partnership made escrow deposits aggregating $135,552 and $116,187, respectively, for capital improvements, and $225,428 and $215,822, respectively, for estimated annual real estate taxes. As of June 30, 2005 and December 31, 2004, the servicer held reserves of $128,858 and $152,676, respectively, for capital improvements, and $109,432 and $107,360, respectively, for real estate taxes.

                             Working Capital Reserve
                             -----------------------

     The working capital reserve of $740,683 and $613,624 as of June 30, 2005 and December 31, 2004, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net income of $54,307 for the three month period ended June 30, 2005 compared to net loss of $107,092 in 2004, primarily due to a $144,930 increase in gross operating income, a $3,728 increase in interest and other income, a $9,056 decrease in unallocated operating expenses and a $3,685 decrease in interest expense. The increase in hotel gross operating income was due to an increase in rooms revenue as a result of higher occupancy, and higher rental and other revenue, and decreases in telephone expense and food and beverage expenses, partially offset by decreases in telephone revenue and food and beverage revenue and increases in rooms expense, due to higher occupancy, and rental and other expense. Interest and other income increased primarily due to higher cash and cash equivalent balances, and interest rates in 2005. The decrease in unallocated operating expenses was primarily due to decreases in general and administrative expenses, depreciation and amortization expenses, partially offset by increases in marketing expense, building lease expense, property operations and maintenance expenses, energy expense, property tax expense, management fees and professional fees. General and administrative expenses decreased primarily due to lower payroll costs. Depreciation and amortization decreased as 1998 additions to furniture, fixtures and equipment became fully depreciated during the first quarter of 2005. Energy expense increased at three of the hotels as a result of higher energy prices and increased occupancy. Property tax expenses increased due to two real estate tax refunds received in 2004.

     The Partnership recognized net income of $287,990 for the six month period ended June 30, 2005 compared to net income of $31,676 in 2004, primarily due to a $268,990 increase in gross operating income, a $11,978 increase in interest and other income and a $9,099 decrease in interest expense, partially offset by a $33,753 increase in unallocated operating expenses. The increase in hotel gross operating income was due to an increase in rooms revenue, as a result of higher occupancy, and higher rental and other revenue, and decreases in telephone expense and food and beverage expenses, partially offset by decreases in telephone revenue and food and beverage revenue and increases in rooms expense due to higher occupancy, and rental and other expense. Interest and other income increased due to higher cash and cash equivalent balances, higher interest rates in 2005 and sign rental revenue received at one of the hotels. The increase in unallocated operating expenses was primarily due to increases in marketing expense, building lease expense, property operations and maintenance expenses, energy expense, property tax expense, management fees and professional fees, partially offset by decreases in general and administrative expenses and depreciation and amortization expenses, both as discussed above. Property operations and maintenance expenses increased at all of the hotels, although three of the five hotels accounted for the bulk of such expenses, due to plumbing repair, hurricane repair and higher occupancy. Energy expense increased at four of the hotels as a result of higher energy prices and increased occupancy. Property tax expense increased due to three real estate refunds received in 2004.

     The General Partner is not able to predict the trend of hotel gross operating income, especially rooms revenue, as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and six month periods ended June 30, 2005 and 2004, follows.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


           Hotel Location            Peak Months
          ----------------       ---------------------

          Clearwater, FL         January through March
          Minneapolis, MN        February through November
          Plymouth, MN           June through August
          Roseville, MN          June through October
          Scottsdale, AZ         January through May;
                                   October

     Since 2001, each of the Partnership's hotels has been adversely affected, albeit in different ways, by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy. Although there has been steady improvement in the hotels' room demand, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2005 and 2004, follow.

                                             Gross Operating Income             Gross Operating Income
                                          for the three month periods         for the six month periods
                                                ended June 30,                     ended June 30,
                                         -----------------------------       ----------------------------
     Hotel Location                         2005               2004             2005              2004
     --------------                      ----------         ----------       ----------        ----------
     Clearwater, FL                      $  231,130         $  182,146       $  605,063        $  534,107
     Minneapolis, MN                        472,375            453,929          888,416           799,939
     Plymouth, MN                           181,369            128,429          288,974           205,591
     Roseville, MN                          268,847            247,233          416,509           396,562
     Scottsdale, AZ                         435,058            432,112        1,324,688         1,318,461
                                         ----------         ----------       ----------        ----------
       Total                             $1,588,779         $1,443,849       $3,523,650        $3,254,660
                                         ==========         ==========       ==========        ==========


                                            Operating Income (Loss)                Operating Income
                                          for the three month periods          for the six month periods
                                                ended June 30,                       ended June 30,
                                         -----------------------------       ----------------------------
                                            2005               2004             2005              2004
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                      $   61,690         $   17,647       $  251,159        $  197,055
     Minneapolis, MN                        265,059            246,684          464,153           367,828
     Plymouth, MN                            60,085                379           42,704           (53,664)
     Roseville, MN                          116,540             98,426          120,979           106,779
     Scottsdale, AZ                           1,549             (7,259)         304,098           289,725
     Depreciation and partnership
       operating expenses                  (297,699)          (306,367)        (590,009)         (561,854)
                                         ----------         ----------       ----------        ----------
                                         $  207,224         $   49,510       $  593,084        $  345,869
                                         ==========         ==========       ==========        ==========

                                               Average Occupancy                  Average Occupancy
                                         for the three months periods         for the six month periods
                                                ended June 30,                      ended June 30,
                                         -----------------------------       ----------------------------
                                            2005               2004             2005              2004
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                           67%               54%              77%                67%
     Minneapolis, MN                          87%               87%              84%                79%
     Plymouth, MN                             61%               54%              54%                46%
     Roseville, MN                            77%               72%              66%                62%
     Scottsdale, AZ                           81%               78%              86%                83%


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                     Three Month Periods Ended June 30, 2005
                     ---------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended June 30, 2005, increased from the corresponding period in 2004 primarily due to an increase in rooms revenue and decreases in general and administrative expenses, repair and maintenance expenses and marketing expense, partially offset by increases in rooms expense, energy expense, management fees and property tax expense. Room revenue and occupancy increases were achieved in two market segments, hotel group sales and franchise-guaranteed rooms from third-party intermediaries like Priceline and Hotwire.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2005, increased from the corresponding period in 2004 primarily due to an increase in rooms revenue and decreases in telephone expense, general and administrative expenses, energy expense and insurance expense, partially offset by increases in rooms expense, marketing expense, repair and maintenance expenses, management fees and property tax expense. Hotel occupancy remained flat to 2004, while all of the increase in room revenue was in average rates due to market conditions.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2005, increased from the corresponding period in 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in rooms expense, general and administrative expenses, marketing expense, energy expense, insurance expense and property tax expense, partially offset by increases in telephone expense, rental and other expense, repair and maintenance expenses and management fees. The occupancy increase had several main factors: more production from corporate groups, walk in business, and third-party intermediaries like Hotels.com.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2005, increased from the corresponding period in 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, general and administrative expenses, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, marketing expense, energy expense, repair and maintenance expenses and management fees. Room revenue and occupancy increased due to the transient corporate market and third-party intermediary productions.

Scottsdale, Arizona: Gross operating income increased and operating loss decreased for the three month period ended June 30, 2005, compared to 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in food and beverage expenses, telephone expense, general and administrative expenses, repair and maintenance expenses, insurance expense and property tax expense, partially offset by decreases in food and beverage revenue and telephone revenue and increases in rooms expense, marketing expense, energy expense, management fees and land lease expense. The room revenue and occupancy increase is primarily in group sales due to the room night production from the San Francisco Giants spring training camp in the area.

                      Six Month Periods Ended June 30, 2005
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the six month period ended June 30, 2005, increased from the corresponding period in 2004 primarily due to an increase in rental revenue and decreases in general and administrative expenses and marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, rental and other expense, energy expense, repair and maintenance expense, management fees, insurance expense and property tax expense. Most of the increases in room revenue and occupancy was achieved in two market segments, hotel group sales and third-party intermediaries like Priceline and Hotwire.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2005, increased for the corresponding period in 2004 primarily due to an increase in rooms revenue and decreases in telephone expense, rental and other expenses, general and administrative expenses, marketing expense, insurance expense and property tax expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, energy expense, repair and maintenance expenses and management fees. The hotel declined in franchise generated reservations, improved in all other market segments, with the strongest in hotel group sales from university student housing.

Plymouth, Minnesota: Gross operating income increased and operating loss decreased for the six month period ended June 30, 2005, compared to 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in rooms expense, general and administrative expenses, marketing expense, energy expense, insurance expense and property tax expense, partially offset by increases in rental and other expense, repair and maintenance expenses and management fees. Occupancy increased due to several main factors: more production from corporate groups, hotel group sales, additional groups like
Loram and hockey tournament, and construction work on a local light rail project, and walk-in business.

Roseville, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2005, increased from the corresponding period in 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, rental and other expense, general and administrative expenses and insurance expense, partially offset by a decrease in telephone revenue and increases in rooms expense, marketing expense, energy expense, repair and maintenance expenses and management fees. Room revenue and occupancy increases were from the transient corporate market and third-party intermediaries.

Scottsdale, Arizona: Gross operating income and operating income for the six period month ended June 30, 2005, increased from the corresponding period in 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in food and beverage expenses, telephone expense, rental and other expense, general and administrative expenses, insurance expense and property tax expense, partially offset by decreases in food and beverage revenue and telephone revenue and increases in rooms expense, marketing expense, energy expense, repair and maintenance expense, management fees and land lease expense. Occupancy increased primarily in group sales, tour and travel, and franchise guaranteed reservations.


Item 3. Controls and Procedures
        -----------------------

     In July 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Part II. OTHER INFORMATION
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



August 15, 2005                             by:  /s/ H. William Willoughby
---------------                                  -------------------------------
DATE                                             H. William Willoughby,
                                                   Director, President,
                                                   and Secretary