Form 10QSB
period 2005-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2005-11-14
CIK 808377

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

                For the quarterly period ended September 30, 2005


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


                                                                          Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2005 and December 31, 2004.....................   1

         Statements of Operations
           - for the three and nine months ended September 30, 2005
           and 2004.......................................................   2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2005.................   3

         Statements of Cash Flows
           - for the nine months ended September 30, 2005 and 2004........   4

         Notes to Financial Statements
           - September 30, 2005 and 2004..................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

Item 3.  Controls and Procedures..........................................  14

Part II. OTHER INFORMATION

Item 5.  Other Information................................................  15

Item 6.  Exhibits.........................................................  15

Signature.................................................................  16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2005            2004
                                                                                      ------------    ------------
                                                                                      (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,137,498      14,113,563
  Furniture, fixtures and equipment ...............................................      3,113,395       2,843,654
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,256,617      19,962,941
  Less: accumulated depreciation and amortization .................................    (11,609,344)    (10,941,128)
                                                                                      ------------    ------------

                                                                                         8,647,273       9,021,813

Hotel operating cash ..............................................................         26,292         101,444
Cash and cash equivalents .........................................................           --              --
Working capital reserve ...........................................................      1,011,843         613,624
Capital improvements and real estate tax reserves held by servicer ................        223,712         260,036
Receivables and other assets ......................................................        577,342         340,954
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $601,459 and $575,957, respectively ..........        418,644         444,147
Property purchase costs,
  net of accumulated amortization of $107,116 and $102,559, respectively ..........         75,150          79,707
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,980,256    $ 10,861,725
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    446,243    $    545,389
Hotel trade payables ..............................................................        235,008         185,479
Mortgage payable ..................................................................      7,756,407       7,915,518
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,437,658       8,646,386
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (337,933)       (344,478)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,880,531       2,559,817
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,542,598       2,215,339
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,980,256    $ 10,861,725
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended    For the nine months ended
                                                  September 30,                September 30,
                                           --------------------------    -------------------------
                                               2005           2004           2005           2004
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,267,459    $ 2,103,332    $ 6,998,887    $ 6,478,668
  Rental and other .....................        74,057         73,635        211,971        206,576
  Telephone ............................        17,803         17,075         51,313         61,533
  Food and beverage ....................         5,240          8,133         23,309         30,758
                                           -----------    -----------    -----------    -----------

                                             2,364,559      2,202,175      7,285,480      6,777,535
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (700,868)      (651,680)    (1,997,734)    (1,867,547)
  Rental and other .....................       (32,479)       (31,680)       (88,625)       (86,433)
  Telephone ............................       (14,247)       (15,991)       (41,902)       (47,013)
  Food and beverage ....................        (6,136)        (9,635)       (22,740)       (28,693)
                                           -----------    -----------    -----------    -----------

                                              (753,730)      (708,986)    (2,151,001)    (2,029,686)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,610,829      1,493,189      5,134,479      4,747,849
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        28,241         21,409         83,177         64,367
  General and administrative ...........      (277,732)      (265,646)      (813,767)      (842,127)
  Depreciation and amortization ........      (239,880)      (253,632)      (710,494)      (751,882)
  Marketing ............................      (212,125)      (193,191)      (665,440)      (642,049)
  Building lease .......................      (104,828)       (96,294)      (473,109)      (455,888)
  Energy ...............................      (164,852)      (145,447)      (461,786)      (419,247)
  Property operations and maintenance ..      (167,146)      (143,455)      (461,606)      (419,866)
  Property taxes .......................      (133,620)      (110,412)      (400,860)      (347,231)
  Management fees ......................       (83,015)       (77,331)      (255,763)      (237,991)
  Professional fees ....................       (39,500)       (46,782)      (118,500)      (120,782)
  Base asset management fee ............       (23,438)       (23,438)       (70,313)       (70,313)
                                           -----------    -----------    -----------    -----------

                                            (1,417,895)    (1,334,219)    (4,348,461)    (4,243,009)
                                           -----------    -----------    -----------    -----------

Operating income .......................       192,934        158,970        786,018        504,840

Interest expense .......................      (153,665)      (157,396)      (458,759)      (471,590)
                                           -----------    -----------    -----------    -----------

Net income .............................   $    39,269    $     1,574    $   327,259    $    33,250
                                           ===========    ===========    ===========    ===========


Net income allocated to
  General Partner (2%) .................   $       785    $        31    $     6,545    $       665
                                           ===========    ===========    ===========    ===========

Net income allocated to
  BAC Holders (98%) ....................   $    38,484    $     1,543    $   320,714    $    32,585
                                           ===========    ===========    ===========    ===========

Net income per BAC,
  based on 868,662 BACs outstanding ....   $      0.04    $      0.00    $      0.37    $      0.04
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                          Beneficial
                                                                           Assignee
                                                        General           Certificate
                                                        Partner             Holders             Total
                                                       ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2005           $(344,478)          $2,559,817        $2,215,339

  Net income                                               6,545              320,714           327,259
                                                       ---------           ----------        ----------

Partners' (deficit) capital, September 30, 2005        $(337,933)          $2,880,531        $2,542,598
                                                       =========           ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the nine months ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                  2005         2004
                                                                              -----------    -----------
Cash flows from operating activities:
  Net income ................................................................   $ 327,259    $  33,250

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................     710,494      751,882

    Changes in assets and liabilities:
      Increase in receivables and other assets, net .........................    (248,606)    (134,511)
      (Decrease) increase in accounts payable and accrued expenses ..........     (99,146)     114,514
      Increase (decrease) in hotel trade payables ...........................      49,529      (75,097)
                                                                                ---------    ---------

        Net cash provided by operating activities ...........................     739,530      690,038
                                                                                ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment .......................................    (293,676)    (237,868)
  Net deposits to working capital reserve ...................................    (398,219)    (172,987)
  Net withdrawals from (deposits to) capital improvements
    and real estate tax reserves held by servicer ...........................      36,324     (104,220)
                                                                                ---------    ---------

        Net cash used in investing activities ...............................    (655,571)    (515,075)
                                                                                ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ..................................    (159,111)    (132,241)
  Payment of principal on capital leases payable ............................        --        (13,708)
                                                                                ---------    ---------

        Net cash used in financing activities ...............................    (159,111)    (145,949)
                                                                                ---------    ---------


Net (decrease) increase in hotel operating cash and cash and cash equivalents     (75,152)      29,014

Hotel operating cash and cash and cash equivalents, beginning of period .....     101,444      105,806
                                                                                ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ...........   $  26,292    $ 134,820
                                                                                =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $ 511,380    $ 471,590
                                                                                =========    =========

                  The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and its cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the interim periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,011,843 and $613,624 as of September 30, 2005 and December 31, 2004, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

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

     During the nine month periods ended September 30, 2005 and 2004, the Partnership made escrow deposits aggregating $193,645 and $174,281, respectively, for capital improvements, and $321,081 and $312,434, respectively, for estimated annual real estate taxes. As of September 30, 2005, and December 31, 2004, the servicer held reserves of $158,490 and $152,676, respectively, for capital improvements and $65,222 and $107,360, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $670,491 and $603,442 during the nine month periods ended September 30, 2005 and 2004, respectively. The Partnership's balance on this loan was $7,756,407 and $7,915,518 as of September 30, 2005 and December 31, 2004, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     No distribution was declared and payable to BAC holders of record during the first three quarters of 2005, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during 2005. No distribution was declared and payable to BAC holders of record during 2004.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the nine month periods ended September 30, 2005 and 2004.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended September 30, 2005 and 2004, lease payments were $131,064 and $96,294, respectively. For the nine month periods ended September 30, 2005 and 2004, lease payments were $473,109 and $455,888, respectively.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. On July 22, 2005, Vicorp exercised its first option to extend the term of the lease for an additional period of five years, which will expire on January 27, 2011. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $13,668 for each of the three month periods ended September 30, 2005 and 2004, and $41,003 for each of the nine month periods ended September 30, 2005 and 2004.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The  Partnership  leases an  adjacent  building on the  Roseville  Days Inn property to Happy Chef Systems, Inc. (Happy Chef). Happy Chef, in turn, subleased this space to India Palace, which operates a restaurant on the property. During the third quarter 2000, Happy Chef exercised the third and final option on this lease, thereby extending the term for five additional years through September 30, 2005. The Partnership currently is negotiating directly with India Palace concerning a new lease. Gross rental income pursuant to the lease agreement with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2005 and 2004, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three and nine month periods ended September 30, 2005 and 2004, the Partnership paid $10,060 and $9,485, respectively, and $35,026 and $39,911, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2005 and 2004.

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

                             Travel and the Economy
                             ----------------------

     Recent economic indicators are showing signs of a recovery in the industry, and the hotels' improvement in room demand continues at a steady pace. This recovery has had a positive impact on rooms revenue at four of the five Partnership's hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                 Distributions
                                 -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2004 and 2003. The General Partner did not make a distribution for the first three quarters of 2005, and, based on an analysis by the General Partner, it appears unlikely that any distributions will be made during the remainder of 2005. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the fourth quarter of 2005 in February 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements and for possible distributions to BAC holders.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For the nine month period ended September 30, 2005, existing cash resources and net cash provided by the hotels' operating activities were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at September 30, 2005 totaled $681,251, which represents a $49,617 decrease from the balance at December 31, 2004. Accounts payable and accrued expenses decreased primarily due to decreases in accrued mortgage interest, audit fees payable, energy expenses payable and real estate taxes payable, partially offset by increases in land lease payable, franchise fees payable, management fees payable and sale and occupancy taxes payable.

                                    Financing
                                    ---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $670,491 and $603,442 during the nine month periods ended September 30, 2005 and 2004, respectively. The Partnership's balance on this loan was $7,756,407 and $7,915,518 as of September 30, 2005 and December 31, 2004,
respectively.

       Capital Improvements and Real Estate Tax Reserves Held by Servicer
       ------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the nine month periods ended September 30, 2005 and 2004, the Partnership made escrow deposits aggregating $193,645 and $174,281, respectively, for capital improvements, and $321,081 and $312,434, respectively, for estimated annual real estate taxes. As of September 30, 2005 and December 31, 2004, the servicer held reserves of $158,490 and $152,676, respectively, for capital improvements, and $65,222 and $107,360, respectively, for real estate taxes.

                             Working Capital Reserve
                             -----------------------

     The working capital reserve of $1,011,843 and $613,624 as of September 30, 2005 and December 31, 2004, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                      Results of Operations -- Partnership
                      ------------------------------------

     The Partnership recognized net income of $39,269 for the three month period ended September 30, 2005 compared to net income of $1,574 in 2004, primarily due to a $117,640 increase in gross operating income, a $6,832 increase in interest and other income and a $3,731 decrease in interest expense, related to the mortgage, partially offset by a $90,508 increase in unallocated operating expenses. The increase in hotel gross operating income was due to increases in rooms revenue, as a result of higher occupancy, rental and other revenue and telephone revenue and decreases in telephone expense and food and beverage expense, partially offset by a decrease in food and beverage revenue and increases in rooms expense and rental and other expense. Interest and other income increased primarily due to higher cash and cash equivalent balances, and interest rates in 2005. The increase in unallocated operating expenses was due to increases in general and administrative expenses, marketing expense, building lease expense, energy expense, property operations and maintenance expenses, property tax expense and management fees, partially offset by decreases in depreciation and amortization expenses and professional fees. Marketing expense increased at four of the hotels due to staffing levels, and fees for the Days Inn guest loyalty program. Energy expense increased at four of the hotels as a result of higher energy prices and increased occupancy. Property operations and maintenance expenses increased at four of the hotels due to various painting and plumbing projects. Property tax expense decreased during the third quarter of 2004 as assessments levied on the hotels decreased.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership recognized net income of $327,259 for the nine month period ended September 30, 2005, compared to net income of $33,250 in 2004, primarily due to a $386,630 increase in gross operating income, a $18,810 increase in interest and other income and a $12,831 decrease in interest expense, related to the mortgage, partially offset by a $124,262 increase in unallocated operating expenses. The increase in hotel gross operating income was due to increases in rooms revenue, as a result of higher occupancy, and rental and other revenue, and decreases in telephone expense and food and beverage expense, partially offset by decreases in telephone revenue and food and beverage revenue and increases in rooms expense and rental and other expense. Interest and other income increased due to higher cash and cash equivalent balances, and higher interest rates in 2005 and sign rental income received at one of the hotels. The increase in unallocated operating expense was due to increases in marketing expense, building lease expense, energy expense, property operations and maintenance expenses, property tax expense and management fees, partially offset by decreases in general and administrative expenses, depreciation and amortization expenses and professional fees. General and administrative expenses decreased primarily due to lower payroll costs. Depreciation and amortization expenses decreased as 1998 additions to furniture, fixtures and equipment became fully depreciated during the first quarter of 2004. Energy expense increased at all of the hotels as a result of higher energy prices and increased occupancy. Property operations and maintenance expenses increased at all of the hotels due to plumbing repair, hurricane repair (at Clearwater) and higher occupancy. Property tax expense increased due to real estate refunds received at two of the hotels in 2004.

     The General Partner is not able to predict the trend of hotel gross operating income, especially rooms revenue, as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2005 and 2004, follows.

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

          Hotel Location             Peak Months
          --------------         ---------------------

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2005 and 2004, follow.



                                                Gross Operating Income              Gross Operating Income
                                             for the three month periods          for the nine month periods
                                                 ended September 30,                  ended September 30,
                                             ------------------------------      -----------------------------
         Hotel Location                         2005                2004            2005               2004
         --------------                      ----------          ----------      ----------         ----------
         Clearwater, FL                      $  181,792          $  205,570      $  786,855         $  739,677
         Minneapolis, MN                        546,798             521,723       1,435,214          1,321,662
         Plymouth, MN                           243,566             179,427         532,540            385,018
         Roseville, MN                          315,902             291,121         732,411            687,683
         Scottsdale, AZ                         322,771             295,348       1,647,459          1,613,809
                                             ----------          ----------      ----------         ----------

           Total                             $1,610,829          $1,493,189      $5,134,479         $4,747,849
                                             ==========          ==========      ==========         ==========



                                                 Operating Income (Loss)               Operating Income
                                              for the three month periods         for the nine month periods
                                                   ended September 30,                ended September 30,
                                             ------------------------------      ----------------------------
                                                2005                2004            2005               2004
                                             ----------          ----------      ----------         ----------
         Clearwater, Fl                      $   10,999          $   54,095      $  262,158         $  251,150
         Minneapolis, MN                        319,966             318,859         784,119            686,687
         Plymouth, MN                           101,038              63,095         143,742              9,431
         Roseville, MN                          155,740             139,845         291,719            261,624
         Scottsdale, AZ                         (89,399)            (85,907)        214,699            203,818
         Depreciation and partnership
           operating expenses                  (305,410)           (331,017)       (910,419)          (907,870)
                                             ----------          ----------      ----------         ----------

           Total                             $  192,934          $  158,970      $  786,018         $  504,840
                                             ==========          ==========      ==========         ==========

                                                   Average Occupancy                  Average Occupancy
                                             for the three months periods         for the nine month periods
                                                 ended September 30,                  ended September 30,
                                             ----------------------------        ---------------------------
                                                2005                2004            2005               2004
                                             ----------          ----------      ----------         ----------
         Clearwater, Fl                           59%               61%              71%                65%
         Minneapolis, MN                          94%               94%              87%                84%
         Plymouth, MN                             81%               71%              63%                54%
         Roseville, MN                            86%               82%              73%                68%
         Scottsdale, AZ                           73%               69%              82%                79%



                  Three Month Periods Ended September 30, 2005
                  --------------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended September 30, 2005, decreased from the corresponding period in 2004 primarily due to decreases in all revenue categories and increases in rooms expense, general and administrative expenses, marketing expense, energy expense and property tax expense, partially offset by decreases in telephone expense, rental and other expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to the lack of room nights that were produced as a direct result of last year's hurricane.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2005, increased from the corresponding period in 2004 primarily due to increases in all revenue categories and decreases in telephone expense, rental and other expense, energy expense and insurance expense, partially offset by increases in rooms expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and property tax expense. Hotel occupancy remained flat to 2004, while all of the increase in room revenue was in average rates due to market conditions.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2005, increased from the corresponding period in 2004 primarily due to increases in all revenue categories and decreases in telephone expense and insurance expense, partially offset by increases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expenses. The occupancy increase had several main factors: more production from corporate groups, walk in business, and third-party intermediaries like Hotels.com.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2005, increased from the corresponding period in 2004 primarily due to increases in all revenue categories and decreases in general and administrative expenses and insurance expense, partially offset by increases in all departmental expense categories and marketing expense, energy expense, repair and maintenance expenses and management fees. Room revenue and occupancy increased due to the transient corporate market, third-party intermediaries, and social group market segments.

Scottsdale, Arizona: Gross operating income increased and operating loss increased for the three month period ended September 30, 2005, compared to 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in food and beverage expense, telephone expense, marketing expense and insurance expense, partially offset by decreases in food and beverage revenue and telephone revenue and increases in rooms expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. The room revenue and occupancy increase is primarily a result of Hotel Direct Reservations, and highway coupons.

                   Nine month Periods Ended September 30, 2005
                   -------------------------------------------

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2005, increased from the corresponding period in 2004 primarily due to an increase in rooms revenue and decreases in telephone expense and marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees and property tax expense. Most of the increases in room revenue and occupancy were achieved in two market segments, hotel group sales and third-party intermediaries like Priceline and Hotwire.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2005, increased for the corresponding period in 2004 primarily due to increases in rooms revenue and telephone revenue and decreases in telephone expense, rental and other expense and insurance expense, partially offset by a decrease in rental and other revenue and increases in rooms expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, and management fees. The hotel declined in franchise generated reservations, improved in all other market segments, with the strongest in hotel group sales from university student housing and hospital business.

Plymouth, Minnesota: Gross operating income increased and operating income increased for the nine month period ended September 30, 2005, compared to 2004 primarily due to increases in all revenue categories and decreases in telephone expense, general and administrative expenses, marketing expense and insurance expense, partially offset by increases in rooms expense, rental and other expenses, energy expense, repair and maintenance expenses and management fees. Occupancy increased due to several main factors: more production from corporate groups, hotel group sales, construction work on a local light rail project, and walk-in business.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2005, increased from the corresponding period in 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, general and administrative expenses and insurance expense, partially offset by a decrease in telephone revenue and increases in rooms expense, rental and other expense, marketing expense, energy expense, repair and maintenance expenses and management fees. Room revenue and occupancy increases were from the transient corporate market and third-party intermediaries.

Scottsdale, Arizona: Gross operating income and operating income for the nine month period ended September 30, 2005, increased from the corresponding period in 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in food and beverage expense, telephone expense, rental and other expense, general and administrative expenses, insurance expense and property tax expense, partially offset by decreases in food and beverage revenue and telephone revenue and increases in rooms expense, marketing expense, energy expense, repair and maintenance expenses, management fees and land lease expense. Occupancy increased primarily in group sales, tour and travel, and franchise guaranteed reservations.


Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures

     In October 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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



November 14, 2005                  by:  /s/ H. William Willoughby
-----------------                       -------------------------------
DATE                                     H. William Willoughby,
                                           Director, President, Secretary,
                                           Principal Financial Officer and
                                           Principal Accounting Officer