Form 10KSB
period 2005-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2006-03-21
CIK 808377

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

                   For the fiscal year ended December 31, 2005


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

                        BENEFICIAL ASSIGNEE CERTIFICATES


                               ------------------




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $9,648,633.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2005 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
            and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... II-2
Item 7.  Financial Statements............................................. II-7
Item 8.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure........................ II-7
Item 8A. Controls and Procedures.......................................... II-7
Item 8B. Other Information................................................ II-7


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............... III-1
Item 10. Executive Compensation........................................... III-1
Item 11. Security Ownership of Certain Beneficial Owners and Management... III-2
Item 12. Certain Relationships and Related Transactions................... III-3
Item 13. Exhibits......................................................... III-3
Item 14. Principal Accountant Fees and Services........................... III-4

Signatures................................................................ III-5

Report of Independent Registered Public Accounting Firm................... III-6

Financial Statements...................................................... III-7

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

Development and Description of Business
---------------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. The Partnership's primary objectives continue to be cash flow growth and capital appreciation. However, the attainment of these objectives is principally dependent on the hotels' operations. The hotels are operated by Bryanston Group d/b/a Buckhead Hotel Management Company, Inc., formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.

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

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2005, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

                                     PART I
                                     ------

ITEM 2. PROPERTIES
        ----------

     A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2005, follows.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

     (b) As of March 21, 2006, there were 1,068 registered holders of BACs in the Partnership.

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. No distributions were declared and payable to BAC holders of record for the years 2005 and 2004. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-KSB at December 31, 2005. Property and equipment are depreciated or amortized over estimated useful lives ranging from seven to thirty years using the straight-line method. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful lives could significantly impact the statement of operations.

                             Travel and the Economy
                             ----------------------

     Recent economic indicators are showing signs of a recovery in the industry, and the hotels' improvement in room demand continues at a steady pace. This recovery has had a positive impact on rooms revenue at all of the five Partnership's hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2005 and 2004. However, the General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the first quarter of 2006 in May 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the years ended December 31, 2005 and 2004, net cash provided by the hotels' operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at December 31, 2005 totaled $731,130, which represents a $262 increase from the corresponding amounts in 2004. Accounts payable and accrued expenses decreased primarily due to a decrease in accrued mortgage interest, partially offset by increases in accrued audit fees and accrued printing costs. Hotel trade payables increased due to higher occupancy in 2005.

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

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2005, the loan entered into its ninth year.

     The Partnership's balance on this loan was $7,707,967 and $7,915,518 as of December 31, 2005 and 2004, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During 2005 and 2004, the Partnership made escrow deposits aggregating $251,738 and $213,009, respectively, for capital improvements, and $416,733 and $376,842, respectively, for estimated annual real estate taxes. As of December 31, 2005 and 2004, the servicer held reserves of $105,289 and $152,676, respectively, for capital improvements, and $78,271 and $107,360, respectively, for real estate taxes.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Working Capital Reserve
-----------------------

     The working capital reserve of $1,179,040 and $613,624 as of December 31, 2005 and 2004, respectively, represents all cash and cash equivalents, as defined in Note 1.d. of the accompanying financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC holders
----------------------------

     No distributions were declared and payable to BAC holders of record for the years 2005 and 2004.

                       Results of Operations - Partnership
                       -----------------------------------

2005 versus 2004
----------------

     The Partnership recognized net income of $282,095 for the year ended December 31, 2005, compared to net loss of $216,349 for the year ended December 31, 2004, primarily due to a $593,431 increase in gross operating income, a $40,279 increase in interest and other revenue and a $16,591 decrease in interest expense, related to the mortgage, partially offset by a $151,857 increase in unallocated operating expenses. The increase in hotel gross operating income was due to increases in rooms revenue, as a result of higher occupancy, and rental and other revenue, and decreases in telephone expense and food and beverage expense, partially offset by decreases in telephone revenue and food and beverage revenue and increases in rooms expense and rental and other expense. Interest and other revenue increased primarily due to higher cash and cash equivalent balances and interest rates in 2005, and signage rental revenue received at one of the hotels in 2005. The increase in unallocated operating expenses was due to increases in marketing expense, energy expense, property operations and maintenance expenses, building lease expense, property tax expense and management fees, partially offset by decreases in general and administrative expenses, depreciation and amortization expenses and professional fees. Energy expense increased at four of the hotels as a result of higher energy prices and increased occupancy. Property operations and maintenance expenses increased during 2005 at all of the hotels due to painting, plumbing repair, hurricane repair (at Clearwater) and higher occupancy. Property tax expense increased due to real estate refunds received for three of the hotels in 2004. Marketing expense increased primarily at the Minneapolis hotel due to the sales department being fully staffed for most of the year and additional fees paid for the guest loyalty program. Depreciation and amortization expenses decreased as 1998 additions to furniture, fixtures and equipment became fully depreciated during the first quarter of 2004. General and administrative expenses decreased primarily due to lower payroll costs, lower insurance expense and lower tax expense in 2005.

                         Results of Operations - Hotels
                         ------------------------------

     Analysis of each hotel's operating results for the year 2005 versus the year 2004 follows.

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

           Hotel Location                 Peak Months
           --------------            ----------------------

           Clearwater, FL            January through March
           Minneapolis, MN           February through November
           Plymouth, MN              June through August
           Roseville, MN             June through October
           Scottsdale, AZ            January through May; and
                                       October

     Since 2001, each of the Partnership's hotels has been adversely affected, albeit in different ways, by declines in business and leisure travel, by competitive pricing, and by weakness in the overall economy. Although there has been steady improvement in the hotels' room demand, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the years ended December 31, 2005 and 2004, follow.

                                                 Gross Operating Income
                                           -----------------------------------
      Hotel Location                           2005                   2004
      --------------                       -----------             -----------

      Clearwater, FL                       $ 1,003,748             $   929,690
      Minneapolis, MN                        1,896,244               1,719,675
      Plymouth, MN                             666,045                 501,283
      Roseville, MN                            929,424                 857,520
      Scottsdale, AZ                         2,149,542               2,043,404
                                           -----------             -----------
          Total                             $6,645,003             $ 6,051,572
                                           ===========             ===========


                                                 Operating Income (Loss)
                                           -----------------------------------
      Hotel Location                           2005                   2004
      --------------                       -----------             -----------

      Clearwater, FL                       $   298,803             $   270,449
      Minneapolis, MN                        1,009,779                 870,644
      Plymouth, MN                             140,539                  (3,339)
      Roseville, MN                            339,245                 257,874
      Scottsdale, AZ                           272,274                 200,065
      Depreciation and net Partnership
        operating expenses                  (1,167,078)             (1,183,984)
                                           -----------             -----------
          Total                            $   893,562             $   411,709
                                           ===========             ===========

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                                                   Average Occupancy
                                           -----------------------------------
      Hotel Location                          2005                    2004
      --------------                       -----------             -----------

      Clearwater, FL                           70%                     65%
      Minneapolis, MN                          87%                     82%
      Plymouth, MN                             62%                     54%
      Roseville, MN                            70%                     65%
      Scottsdale, AZ                           80%                     77%


2005 versus 2004
----------------

Clearwater, Florida: Gross operating income and operating income for the year ended December 31, 2005, increased from 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, rental and other expense, marketing expense and insurance expense, partially offset by a decrease in telephone revenue and increases in general and administrative expenses, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy increased due mainly to hotel group sales.

Minneapolis, Minnesota: Gross operating income and operating income for the year ended December 31, 2005, increased from 2004 primarily due to increases in rooms revenue, telephone revenue and rental and other revenue and decreases in telephone expense, rental and other expense, general and administrative expenses, energy expense, insurance expense and property tax expense, partially offset by increases in rooms expense, marketing expense, repair and maintenance expenses and management fees. Occupancy increased due to hotel group sales and room night production from the University of Minnesota and hospital.

Plymouth, Minnesota: Gross operating income for the year ended December 31, 2005, increased from 2004 primarily due to increases in rooms revenue, telephone revenue and rental and other revenue and a decrease in telephone expense, partially offset by increases in rooms expense and rental and other expense. Plymouth recognized operating income in 2005, compared to operating loss in 2004, primarily due to higher gross operating income and decreases in general and administrative expenses, marketing expense, insurance expense and property tax expense, partially offset by increases in energy expense, repair and maintenance expenses and management fees. Occupancy increased due to several factors; more production from corporate groups, walk-in business, and third-party intermediaries like Hotels.com.

Roseville, Minnesota: Gross operating income and operating income for the year ended December 31, 2005, increased from 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, general and administrative expenses, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, rental and other expense, marketing expense, energy expense, repair and maintenance expenses and management fees. The increase in occupancy is from a combination of market segments, corporate with long-term stays from area construction, franchise guaranteed reservations, and third-party intermediaries.

Scottsdale, Arizona: Gross operating income and operating income for the year ended December 31, 2005, increased from 2004 primarily due to increases in rooms revenue and rental and other revenue and decreases in food and beverage expense, telephone expense, general and administrative expense, insurance expense and property tax expense, partially offset by decreases in food and beverage revenue and telephone revenue and increases in rooms expense, rental and other expense, marketing expense, energy expense, repair and maintenance expenses, management fees and land lease expense. Occupancy increased mainly in two market segments, hotel group sales and tour and travel.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     Effective May 7, 2005, the duties of the Principal Financial Officer and Principal Accounting Officer were assumed by the President of C.R.I., Inc. ("CRI"), the Managing General Partner of the Registrant, H. William Willoughby. Mr. Willoughby has held the office of President since January 1990 and has also served as a Director of CRI. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2005, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2005.

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

William B. Dockser, 69, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 59 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 21, 2006.

                                                                  % of total
           Name and Address             Amount and Nature         BACs issued
          of Beneficial Owner        of Beneficial Ownership    and outstanding
          -------------------        -----------------------    ---------------

          CMG Advisors LLC, et.al.         95,122 BACs               10.95%
          999 Third Avenue
          Suite 3800
          Seattle, WA 98104

          Equity Resource
           Investments, LLC                51,293 BACs                 5.9%
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 21, 2006, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

                                                                  % of total
              Name of                    Amount and Nature       BACs issued
          Beneficial Owner            of Beneficial Ownership   and outstanding
          ----------------            -----------------------   ---------------
          William B. Dockser                   None                  0.0%
          H. William Willoughby                None                  0.0%
          All Directors and Officers
            as a Group (2 persons)             None                  0.0%

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2005 and 2004, the Partnership retained Grant Thornton LLP to provide services as follows.

                                             Year Ended December 31,
                                          ----------------------------
                                            2005                2004
                                          --------            --------

     Audit fees (1)                       $153,000            $138,000
     Audit-related fees                         --                  --
     Tax fees (2)                           13,200              12,000
     All other fees                             --                  --
                                          --------            --------
         Total billed                     $166,200            $150,000
                                          ========            ========


     (1)  Includes quarterly reviews of Forms 10-QSB.
     (2)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the General Partner of the General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2005 and 2004.

                                      III-4

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



March 21, 2006                         by:  /s/ William B. Dockser
--------------                              -------------------------------
DATE                                        William B. Dockser,
                                            Director, Chairman of the Board
                                              and Treasurer
                                              (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 21, 2006                         by:  /s/ H. William Willoughby
--------------                              -------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer




                                      III-5

Report of Independent Registered Public Accounting Firm


Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners'
(deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                       Grant Thornton LLP


Vienna, Virginia
March 17, 2006



                                      III-6

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2005            2004
                                                                                      ------------    ------------
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,141,963      14,113,563
  Furniture, fixtures and equipment ...............................................      3,143,187       2,843,654
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,290,874      19,962,941
  Less: accumulated depreciation and amortization .................................    (11,838,108)    (10,941,128)
                                                                                      ------------    ------------

                                                                                         8,452,766       9,021,813

Hotel operating cash ..............................................................        160,297         101,444
Working capital reserve ...........................................................      1,179,040         613,624
Capital improvements and real estate tax reserves held by servicer ................        183,560         260,036
Receivables and other assets ......................................................        477,094         340,954
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $609,961 and $575,957, respectively ..........        410,143         444,147
Property purchase costs,
  net of accumulated amortization of $108,635 and $102,559, respectively ..........         73,631          79,707
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,936,531    $ 10,861,725
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    511,705    $    545,389
Hotel trade payables ..............................................................        219,425         185,479
Mortgage payable ..................................................................      7,707,967       7,915,518
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,439,097       8,646,386
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (338,836)       (344,478)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,836,270       2,559,817
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,497,434       2,215,339
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,936,531    $ 10,861,725
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-7

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                                  For the years ended
                                                                      December 31,
                                                               --------------------------
                                                                  2005           2004
                                                               -----------    -----------
Revenue:
  Rooms ....................................................   $ 9,125,900    $ 8,359,688
  Rental and other .........................................       294,431        282,801
  Telephone ................................................        68,112         80,865
  Food and beverage ........................................        33,296         41,600
                                                               -----------    -----------

                                                                 9,521,739      8,764,954
                                                               -----------    -----------

Departmental expenses:
  Rooms ....................................................    (2,669,551)    (2,492,812)
  Rental and other .........................................      (119,162)      (116,572)
  Telephone ................................................       (56,647)       (65,342)
  Food and beverage ........................................       (31,376)       (38,656)
                                                               -----------    -----------

                                                                (2,876,736)    (2,713,382)
                                                               -----------    -----------

Gross operating income .....................................     6,645,003      6,051,572
                                                               -----------    -----------


Unallocated operating income (expenses):
  Interest and other income ................................       126,894         86,615
  General and administrative ...............................    (1,080,753)    (1,112,323)
  Depreciation and amortization ............................      (953,494)    (1,007,869)
  Marketing ................................................      (880,032)      (847,192)
  Property operations and maintenance ......................      (629,606)      (568,894)
  Energy ...................................................      (624,337)      (572,220)
  Building lease ...........................................      (616,394)      (583,953)
  Property taxes ...........................................      (499,052)      (456,642)
  Management fees ..........................................      (334,717)      (307,814)
  Professional fees ........................................      (166,200)      (175,821)
  Base asset management fee ................................       (93,750)       (93,750)
                                                               -----------    -----------

                                                                (5,751,441)    (5,639,863)
                                                               -----------    -----------

Operating income ...........................................       893,562        411,709

Interest expense ...........................................      (611,467)      (628,058)
                                                               -----------    -----------

Net income (loss) ..........................................   $   282,095    $  (216,349)
                                                               ===========    ===========


Net income (loss) allocated to General Partner (2%) ........   $     5,642    $    (4,327)
                                                               ===========    ===========

Net income (loss) allocated to BAC holders (98%) ...........   $   276,453    $  (212,022)
                                                               ===========    ===========

Net income (loss) per BAC, based on 868,662 BACs outstanding   $      0.32    $     (0.24)
                                                               ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL


                                                                           Beneficial
                                                                            Assignee
                                                        General           Certificate
                                                        Partner             Holders            Total
                                                       ----------         -----------        ----------
Partners' (deficit) capital, January 1, 2004           $(340,151)         $2,771,839         $2,431,688

  Net loss                                                (4,327)           (212,022)          (216,349)
                                                       ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2004          (344,478)          2,559,817          2,215,339

  Net income                                               5,642             276,453            282,095
                                                       ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2005         $(338,836)         $2,836,270         $2,497,434
                                                       =========          ==========         ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                                   For the years ended
                                                                                       December 31,
                                                                                ----------------------------
                                                                                   2005              2004
                                                                                ------------    ------------
Cash flows from operating activities:
  Net income (loss) ..........................................................   $   282,095    $  (216,349)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ............................................       953,494      1,007,869

    Changes in assets and liabilities:
     (Increase) decrease in receivables and other assets, net ................      (152,574)        48,295
     (Decrease) increase in accounts payable and accrued expenses ............       (33,684)        74,750
     Increase (decrease) in hotel trade payables .............................        33,946        (60,611)
                                                                                 -----------    -----------

        Net cash provided by operating activities ............................     1,083,277        853,954
                                                                                 -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment ........................................      (327,933)      (323,765)
  Net deposits to working capital reserve ....................................      (565,416)      (319,372)
  Net withdrawals from (deposits to) capital improvements
    and real estate tax reserves held by servicer ............................        76,476        (38,980)
                                                                                 -----------    -----------

        Net cash used in investing activities ................................      (816,873)      (682,117)
                                                                                 -----------    -----------


Cash flows from financing activities:
  Payment of principal on mortgage payable ...................................      (207,551)      (162,491)
  Payment of principal on capital leases payable .............................          --          (13,708)
                                                                                 -----------    -----------

        Net cash used in financing activities ................................      (207,551)      (176,199)
                                                                                 -----------    -----------


Net increase (decrease) in hotel operating cash and
  cash and cash equivalents ..................................................        58,853         (4,362)

Hotel operating cash and cash and cash equivalents, beginning of year ........       101,444        105,806
                                                                                 -----------    -----------

Hotel operating cash and cash and cash equivalents, end of year ..............   $   160,297    $   101,444
                                                                                 ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest .....................................   $   664,088    $   575,048
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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     b.   Method of Accounting
          --------------------

          The financial statements of the Partnership have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

                                     III-12

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     g.   Use of estimates
          ----------------

          In preparing financial statements in conformity with US GAAP, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                                     III-13

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


2. HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2005, the Partnership remained invested in four hotels and one leasehold interest, as follows.

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

                2006          $  208,792
                2007             225,734
                2008           7,273,441
                              ----------

                Total         $7,707,967
                              ==========

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2005, the loan entered into its ninth year.

     The Partnership's balance on this loan was $7,707,967 and $7,915,518 as of December 31, 2005 and 2004, respectively.

     The Partnership has determined that the carrying value of the current loan approximates fair value based on its market rate of interest. All properties listed under the agreement have been pledged under the mortgage payable.

                                     III-14

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $31,884 per month for the year 2006. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During 2005 and 2004, the Partnership made escrow deposits aggregating $251,738 and $213,009, respectively, for capital improvements, and $416,733 and $376,842, respectively, for estimated annual real estate taxes. As of December 31, 2005 and 2004, the servicer held reserves of $105,289 and $152,676, respectively, for capital improvements, and $78,271 and $107,360, respectively, for real estate taxes.


5.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,179,040 and $613,624 as of December 31, 2005 and 2004, respectively, represents all cash and cash equivalents, as defined in Note 1.d., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned by Buckhead in 2005 or 2004.

     b.   Lease agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2005 and 2004, annual lease payments were $616,394 and $583,953, respectively.

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

                                            Operating
                                             Leases
                                            ---------

           2006                             $141,225
           2007                              140,450
           2008                              140,450
                                            --------
           Total minimum lease payments     $422,125
                                            ========


          Total rent expense under operating leases was $627,293 and $601,661 for the years ended December 31, 2005 and 2004, respectively.


7.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. On July 22, 2005, Vicorp exercised its first option to extend the term of the lease for an additional period of five years, which will expire on January 27, 2011. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $54,671 for each of 2005 and 2004.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The Partnership currently is negotiating directly with India Palace concerning a new lease. Gross rental income pursuant to the lease agreement with India Palace's predecessor-in-interest, Happy Chef Systems, Inc., was $42,253 and $42,364 for 2005 and 2004, respectively.


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

     No distributions were declared and payable to BAC holders of record for the years 2005 and 2004.

                                     III-16

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended
December  31,  2005  and  2004,  the  Partnership   paid  $45,073  and  $47,387,
respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2005 and 2004.

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


10. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO TAXABLE INCOME (LOSS)

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income follows.

                                                                   For the years ended
                                                                       December 31,
                                                              -----------------------------
                                                                 2005                2004
                                                              ---------           ---------
Financial statement net income (loss)                         $ 282,096           $(216,349)

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes              325,462             265,386
                                                              ---------           ---------
Taxable income                                                $ 607,558           $  49,037
                                                              =========           =========


                                      # # #

                                     III-17