Form 10QSB
period 2006-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2006-05-12
CIK 808377

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

                  For the quarterly period ended March 31, 2006


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|


--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006


                                                                          Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2006 and December 31, 2005..........................  1

         Statements of Operations
           - for the three months ended March 31, 2006 and 2005............  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2006.....................  3

         Statements of Cash Flows
           - for the three months ended March 31, 2006 and 2005............  4

         Notes to Financial Statements
           - March 31, 2006 and 2005.......................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  9

Item 3.  Controls and Procedures........................................... 13


Part II. OTHER INFORMATION

Item 5.  Other Information................................................. 14

Item 6.  Exhibits.......................................................... 14

Signature.................................................................. 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                        March 31,     December 31,
                                                                                          2006           2005
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,160,620      14,141,963
  Furniture, fixtures and equipment ...............................................      3,249,942       3,143,187
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,416,286      20,290,874
  Less: accumulated depreciation and amortization .................................    (12,069,512)    (11,838,108)
                                                                                      ------------    ------------

                                                                                         8,346,774       8,452,766

Hotel operating cash ..............................................................        268,063         160,297
Cash and cash equivalents .........................................................        336,829            --
Working capital reserve ...........................................................        771,532       1,179,040
Capital improvements and real estate tax reserves held by servicer ................        306,546         183,560
Receivables and other assets ......................................................        783,228         477,094
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $618,462 and $609,961, respectively ..........        401,642         410,143
Property purchase costs,
  net of accumulated amortization of $110,154 and $108,635, respectively ..........         72,112          73,631
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 11,286,726    $ 10,936,531
                                                                                      ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    660,105    $    511,705
Hotel trade payables ..............................................................        226,127         219,425
Mortgage payable ..................................................................      7,655,245       7,707,967
Distribution payable ..............................................................        336,829            --
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,878,306       8,439,097
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (340,617)       (338,836)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,749,037       2,836,270
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,408,420       2,497,434
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 11,286,726    $ 10,936,531
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        For the three months ended
                                                                 March 31,
                                                        --------------------------
                                                            2006           2005
                                                        -----------    -----------
Revenue:
  Rooms .............................................   $ 2,649,754    $ 2,533,744
  Rental and other ..................................        80,666         66,536
  Telephone .........................................        16,761         19,314
  Food and beverage .................................         9,957         10,535
                                                        -----------    -----------

                                                          2,757,138      2,630,129
                                                        -----------    -----------

Departmental expenses:
  Rooms .............................................      (667,413)      (645,747)
  Rental and other ..................................       (32,028)       (27,429)
  Telephone .........................................       (17,409)       (13,386)
  Food and beverage .................................        (4,918)        (8,696)
                                                        -----------    -----------

                                                           (721,768)      (695,258)
                                                        -----------    -----------

Gross operating income ..............................     2,035,370      1,934,871
                                                        -----------    -----------

Unallocated operating income (expenses):
  Interest and other income .........................        36,897         29,841
  General and administrative ........................      (303,192)      (281,087)
  Building lease ....................................      (254,746)      (237,217)
  Depreciation and amortization .....................      (245,063)      (234,222)
  Marketing .........................................      (230,489)      (235,141)
  Energy ............................................      (186,401)      (152,565)
  Property operations and maintenance ...............      (167,914)      (149,746)
  Property taxes ....................................      (124,713)      (133,620)
  Management fees ...................................       (96,746)       (92,317)
  Professional fees .................................       (43,325)       (39,500)
  Base asset management fee .........................       (23,438)       (23,438)
                                                        -----------    -----------

                                                         (1,639,130)    (1,549,012)
                                                        -----------    -----------

Operating income ....................................       396,240        385,859

Interest expense ....................................      (148,425)      (152,176)
                                                        -----------    -----------

Net income ..........................................   $   247,815    $   233,683
                                                        ===========    ===========


Net income allocated to General Partner (2%) ........   $     4,956    $     4,674
                                                        ===========    ===========

Net income allocated to BAC Holders (98%) ...........   $   242,859    $   229,009
                                                        ===========    ===========

Net income per BAC, based on 868,662 BACs outstanding   $      0.28    $      0.26
                                                        ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                           Beneficial
                                                                            Assignee
                                                         General           Certificate
                                                         Partner             Holders             Total
                                                        ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2006            $(338,836)          $2,836,270        $2,497,434

  Net income                                                4,956              242,859           247,815

  Distribution payable                                     (6,737)            (330,092)         (336,829)
                                                        ---------           ----------        ----------

Partners' (deficit) capital, March 31, 2006             $(340,617)          $2,749,037        $2,408,420
                                                        =========           ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                          For the three months ended
                                                                                   March 31,
                                                                          --------------------------
                                                                             2006         2005
                                                                          ---------    ---------
Cash flows from operating activities:
  Net income ..........................................................   $ 247,815    $ 233,683

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................     245,063      234,222

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ...................    (309,773)    (343,958)
      Increase in accounts payable and accrued expenses ...............     148,400      182,032
      Increase (decrease) in hotel trade payables .....................       6,702      (64,224)
                                                                          ---------    ---------

        Net cash provided by operating activities .....................     338,207      241,755
                                                                          ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment .................................    (125,412)     (82,773)
  Net withdrawals from working capital reserve ........................      70,679      134,810
  Net deposits to capital improvements
    and real estate tax reserves held by servicer .....................    (122,986)    (109,852)
                                                                          ---------    ---------

        Net cash used in investing activities .........................    (177,719)     (57,815)
                                                                          ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ............................     (52,722)     (63,400)
  Distribution payable ................................................     336,829         --
                                                                          ---------    ---------

        Net cash provided by (used in) financing activities ...........     284,107      (63,400)
                                                                          ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents ....     444,595      120,540

Hotel operating cash and cash and cash equivalents, beginning of period     160,297      101,444
                                                                          ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period .....   $ 604,892    $ 221,984
                                                                          =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $ 148,425    $ 204,797
                                                                          =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the interim period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2005.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $771,532 and $1,179,040 as of March 31, 2006 and December 31, 2005, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE RESERVES HELD BY
       SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR). The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payment for annual taxes and assessments to be levied on the hotels is currently estimated as $31,884 per month for the year 2006. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments until the loan is paid in full.

     During the three month periods ended March 31, 2006 and 2005, the Partnership made escrow deposits aggregating $58,094 and $77,458, respectively, for capital improvements, and $95,653 and $128,816, respectively, for estimated annual real estate taxes. As of March 31, 2006, and December 31, 2005, the servicer held reserves of $132,622 and $105,289 respectively, for capital improvements and $173,924 and $78,271, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $201,147 and $268,196 during the three month periods ended March 31, 2006 and 2005, respectively. The Partnership's balance on this loan was $7,655,245 and $7,707,967 as of March 31, 2006 and December 31, 2005, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $336,829 ($0.38 per BAC) is declared and payable to BAC holders of record during the first quarter of 2006 and to the General Partners in the amounts of $330,092 and $6,737, respectively. No distribution was declared and payable to BAC holders of record during 2005.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three month periods ended March 31, 2006 and 2005.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended March 31, 2006 and 2005, lease payments were $254,746 and $237,217, respectively.


8.   GROUND LEASE AGREEMENTS

          The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $25,301 and $13,668 for the three month periods ended March 31, 2006 and 2005, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2006 and 2005, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2006 and 2005, the Partnership paid $9,151 and $14,119, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2006 and 2005.

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

                                  Distributions
                                  -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2005, 2004 and 2003. A distribution in the amount of $336,829 is declared and payable to BAC holders of record during the first quarter of 2006 and to the General Partners. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the second quarter of 2006 in August 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The General Partner continues to work closely with the hotels' manager to implement an aggressive marketing campaign and stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For the three month period ended March 31, 2006, net cash provided by the hotels' operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at March 31, 2006 totaled $886,232, which represents a $155,102 increase from the balance at December 31, 2005. Accounts payable and accrued expenses increased primarily due to increases in real estate taxes payable, land lease payable, franchise fees payables, management fees payable and sale and occupancy taxes payable, partially offset by lower audit costs compared to December 31, 2005. Hotel trade payables increased due to an increase in occupancy and revenue.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $201,147 and $268,196 during the three month periods ended March 31, 2006 and 2005, respectively. The Partnership's balance on this loan was $7,655,245 and $7,707,967 as of March 31, 2006 and December 31, 2005,
respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the three month periods ended March 31, 2006 and 2005, the Partnership made escrow deposits aggregating $58,094 and $77,458, respectively, for capital improvements, and $95,653 and $128,816, respectively, for estimated annual real estate taxes. As of March 31, 2006 and December 31, 2005, the servicer held reserves of $132,622 and $105,289, respectively, for capital improvements, and $173,924 and $78,271, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $771,532 and $1,179,040 as of March 31, 2006 and December 31, 2005, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $336,829 ($0.38 per BAC) is declared and payable to BAC holders of record during the first quarter of 2006 and to the General Partners in the amounts of $330,092 and $6,737, respectively. No distribution was declared and payable to BAC holders of record during 2005.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net income of $247,815 for the three month period ended March 31, 2006 compared to net income of $233,683 in 2005, primarily due to a $100,499 increase in gross operating income, a $7,056 increase in interest and other revenue and a $3,751 decrease in interest expense, related to the mortgage, partially offset by a $97,174 increase in unallocated operating expenses. The increase in hotel gross operating income was due to higher rooms revenue, as a result of higher occupancy and rates, and higher rental and other revenue, and a decrease in food and beverage expense, partially offset by decreases in telephone revenue and food and beverage revenue and increases in rooms expense, rental and other expense and telephone expense. Interest and other income increased primarily due to higher cash and cash equivalent balances and rates in 2006. The increase in unallocated operating expenses was due to increases in general and administrative expenses, building lease expense, depreciation and amortization expenses, energy expense, property operations and maintenance expenses, management fees and professional fees, partially offset by decreases in marketing expense and property tax expense. Energy expense increased at all of the hotels as a result of higher energy prices. General and administrative expenses increased primarily due to credit card discount fees as a result of higher revenue, an increase in staff during the first quarter of 2006 and recruitment advertising. Property operations and maintenance expenses increased during 2006 primarily due to plumbing repair at the Scottsdale hotel.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three month periods ended March 31, 2006 and 2005, follows.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2006 and 2005, follow.

                                                 Gross Operating Income
                                               for the three months ended
                                                        March 31,
                                               -----------------------------
         Hotel Location                           2006               2005
         --------------                        ----------         ----------

         Clearwater, FL                        $  332,654         $  373,933
         Minneapolis, MN                          417,328            416,041
         Plymouth, MN                             147,556            107,605
         Roseville, MN                            169,934            147,662
         Scottsdale, AZ                           967,898            889,630
                                               ----------         ----------
           Total                               $2,035,370         $1,934,871
                                               ==========         ==========


                                                   Operating Income (Loss)
                                                for the three months ended
                                                         March 31,
                                               -----------------------------
         Hotel Location                           2006               2005
         --------------                        ----------         ----------

         Clearwater, FL                        $  147,437         $  189,469
         Minneapolis, MN                          190,365            199,094
         Plymouth, MN                              14,684            (17,381)
         Roseville, MN                             22,989             11,939
         Scottsdale, AZ                           332,775            302,549
         Depreciation and net partnership
           operating expenses                    (312,010)          (299,811)
                                               ----------         ----------
           Total                               $  396,240         $  385,859
                                               ==========         ==========


                                                    Average Occupancy
                                               for the three months ended
                                                        March 31,
                                               ----------------------------
         Hotel Location                           2006               2005
         --------------                        ----------         ---------

         Clearwater, FL                            75%                86%
         Minneapolis, MN                           81%                80%
         Plymouth, MN                              59%                47%
         Roseville, MN                             57%                56%
         Scottsdale, AZ                            93%                90%


Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2006, decreased from 2005 primarily due to decreases in rooms revenue and telephone revenue and increases in general and administrative expenses, energy expense and property tax expense, partially offset by an increase in rental and other revenue and decreases in rooms expense, rental and other expense, marketing expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to low demand in January and reduced group rooms in February and March.

Minneapolis, Minnesota: Gross operating income for the three month period ended March 31, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue, partially offset by a decrease in telephone revenue and increases rooms expenses, telephone expense and rental and other expense. Operating income for the three month period ended March 31, 2006, decreased from 2005 primarily due to increases in general and administrative expenses, marketing expense, energy expense and management fees, partially offset by decreases in repair and maintenance expenses, insurance expense and property tax expense. Occupancy increased due to hotel group sales and the continuing success with university sports groups and visitors.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Plymouth, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in marketing expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expense and management fees. Occupancy increased due to more production from corporate training groups and third party intermediaries like Hotels.com.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in marketing expense, insurance expense and property tax expense, partially offset by increases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Occupancy increased due to hotel direct reservations, walk-in business and third-party intermediaries.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended March 31, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in food and beverage expenses, insurance expense and property tax expense, partially offset by decreases in food and beverage revenue and telephone revenue and increases in rooms expense, general and administrative expenses, marketing expense, energy expense, management fees, repair and maintenance expenses and land lease expense. Occupancy increased due to hotel sales and the discount market segments. AAA and AARP are now the prevailing discount segments sold through the Daysinn.com distribution channel.


Item 3. Controls and Procedures

     In April 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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



May 12, 2006                         by:  /s/ H. William Willoughby
------------                              --------------------------------------
DATE                                      H. William Willoughby,
                                          Director, President, Secretary,
                                            Principal Financial Officer and
                                            Principal Accounting Officer