Form 10QSB
period 2006-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2006-08-11
CIK 808377

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

                  For the quarterly period ended June 30, 2006


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No |X|

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006


                                                                          Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2006 and December 31, 2005...........................  1

         Statements of Operations
           - for the three and six months ended June 30, 2006 and 2005.....  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the six months ended June 30, 2006........................  3

         Statements of Cash Flows
           - for the six months ended June 30, 2006 and 2005...............  4

         Notes to Financial Statements
           - June 30, 2006 and 2005........................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  9

Item 3.  Controls and Procedures........................................... 14


Part II. OTHER INFORMATION

Item 5.  Other Information................................................. 15

Item 6.  Exhibits.......................................................... 15

Signature.................................................................. 16

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,       December 31,
                                                                                          2006            2005
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,165,144      14,141,963
  Furniture, fixtures and equipment ...............................................      3,290,390       3,143,187
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,461,258      20,290,874
  Less: accumulated depreciation and amortization .................................    (12,295,174)    (11,838,108)
                                                                                      ------------    ------------

                                                                                         8,166,084       8,452,766

Hotel operating cash ..............................................................        418,417         160,297
Cash and cash equivalents .........................................................        204,082            --
Working capital reserve ...........................................................      1,072,368       1,179,040
Capital improvements and real estate tax reserves held by servicer ................        230,423         183,560
Receivables and other assets ......................................................        495,016         477,094
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $626,962 and $609,961, respectively ..........        393,142         410,143
Property purchase costs,
  net of accumulated amortization of $111,673 and $108,635, respectively ..........         70,593          73,631
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 11,050,125    $ 10,936,531
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    686,859    $    511,705
Hotel trade payables ..............................................................        139,427         219,425
Mortgage payable ..................................................................      7,603,148       7,707,967
Distribution payable ..............................................................        204,082            --
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,633,516       8,439,097
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (340,452)       (338,836)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,757,061       2,836,270
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,416,609       2,497,434
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 11,050,125    $ 10,936,531
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                               For the three months ended           For the six months ended
                                                                        June 30,                             June 30,
                                                              -----------------------------        ----------------------------
                                                                  2006             2005                2006             2005
                                                              -----------       -----------        -----------      -----------
Revenue:
  Rooms                                                       $ 2,456,079       $ 2,197,684        $ 5,105,833      $ 4,731,428
  Rental and other                                                 78,233            71,378            158,899          137,914
  Telephone                                                        13,695            14,196             30,456           33,510
  Food and beverage                                                23,990             7,534             33,947           18,069
                                                              -----------       -----------        -----------      -----------

                                                                2,571,997         2,290,792          5,329,135        4,920,921
                                                              -----------       -----------        -----------      -----------

Departmental expenses:
  Rooms                                                          (682,774)         (651,119)        (1,350,187)      (1,296,866)
  Rental and other                                                (24,918)          (28,717)           (56,946)         (56,146)
  Telephone                                                       (15,466)          (14,269)           (32,875)         (27,655)
  Food and beverage                                               (17,728)           (7,908)           (22,646)         (16,604)
                                                              -----------       -----------        -----------      -----------

                                                                 (740,886)         (702,013)        (1,462,654)      (1,397,271)
                                                              -----------       -----------        -----------      -----------

Gross operating income                                          1,831,111         1,588,779          3,866,481        3,523,650
                                                              -----------       -----------        -----------      -----------

Unallocated operating income (expenses):
  Interest and other income                                        38,492            25,095             75,389           54,936
  General and administrative                                     (283,199)         (254,949)          (586,391)        (536,036)
  Depreciation and amortization                                  (239,321)         (236,391)          (484,383)        (470,613)
  Marketing                                                      (228,073)         (218,174)          (458,562)        (453,315)
  Building lease                                                 (151,584)         (131,064)          (406,330)        (368,281)
  Energy                                                         (161,153)         (144,369)          (347,554)        (296,934)
  Property operations and maintenance                            (163,248)         (144,714)          (331,162)        (294,460)
  Property taxes                                                 (124,713)         (133,620)          (249,426)        (267,240)
  Management fees                                                 (90,231)          (80,431)          (186,977)        (172,748)
  Professional fees                                               (43,325)          (39,500)           (86,650)         (79,000)
  Base asset management fee                                       (23,438)          (23,438)           (46,875)         (46,875)
                                                              -----------       -----------        -----------      -----------

                                                               (1,469,793)       (1,381,555)        (3,108,921)      (2,930,566)
                                                              -----------       -----------        -----------      -----------

Operating income                                                  361,318           207,224            757,560          593,084

Interest expense                                                 (149,050)         (152,917)          (297,475)        (305,094)
                                                              -----------       -----------        -----------      -----------

Net income                                                        212,268            54,307        $   460,085      $   287,990
                                                              -----------       -----------        ===========      ===========


Net income allocated to
  General Partner (2%)                                        $     4,245       $     1,086        $     9,202      $     5,760
                                                              ===========       ===========        ===========      ===========

Net income allocated to
  BAC Holders (98%)                                           $   208,023       $    53,221        $   450,883      $   282,230
                                                              ===========       ===========        ===========      ===========

Net income per BAC,
  based on 868,662 BACs outstanding                           $       .24       $       .06        $       .52      $       .32
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                          Beneficial
                                                                           Assignee
                                                        General           Certificate
                                                        Partner             Holders             Total
                                                       ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2006           $(338,836)          $2,836,270        $2,497,434

  Net income                                               9,202              450,883           460,085

  Distribution of $0.38 per BAC holders and
    General Partner                                       (6,736)            (330,092)         (336,828)

  Distribution payable                                    (4,082)            (200,000)         (204,082)
                                                       ---------           ----------        ----------

Partners' (deficit) capital, June 30, 2006             $(340,452)          $2,757,061        $2,416,609
                                                       =========           ==========        ==========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           For the six months ended
                                                                                   June 30,
                                                                          -------------------------
                                                                             2006           2005
                                                                          -----------    ----------
Cash flows from operating activities:
  Net income ..........................................................   $   460,085    $   287,990

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................       484,383        470,613

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ...................       (25,200)      (237,667)
      Increase (decrease) in accounts payable and accrued expenses ....       175,154        (63,537)
      Decrease in hotel trade payables ................................       (79,998)       (55,207)
                                                                          -----------    -----------

        Net cash provided by operating activities .....................     1,014,424        402,192
                                                                          -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .................................      (170,384)      (158,227)
  Net withdrawals from (deposits to) working capital reserve ..........       106,672       (127,059)
  Net(deposits to) withdrawals from capital improvements
    and real estate tax reserves held by servicer .....................       (46,863)        21,746
                                                                          -----------    -----------

        Net cash used in investing activities .........................      (110,575)      (263,540)
                                                                          -----------    -----------


Cash flows from financing activities:
  Distribution to BAC holders .........................................      (330,092)          --
  Distribution to General Partner .....................................        (6,736)          --
  Payment of principal on mortgage payable ............................      (104,819)      (111,630)
                                                                          -----------    -----------

        Net cash used in financing activities .........................      (441,647)      (111,630)
                                                                          -----------    -----------


Net increase in hotel operating cash and cash and cash equivalents ....       462,202         27,022

Hotel operating cash and cash and cash equivalents, beginning of period       160,297        101,444
                                                                          -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period .....   $   622,499    $   128,466
                                                                          ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $   297,475    $   357,714
                                                                          ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005 and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the interim periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,072,368 and $1,179,040 as of June 30, 2006 and December 31, 2005, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE
       RESERVES HELD BY SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements reserves (CIR). The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payment for annual taxes and assessments to be levied on the hotels is currently estimated as $32,202 per month for the remainder of the year 2006. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments until the loan is paid in full.

     During the six month periods ended June 30, 2006 and 2005, the Partnership made escrow deposits aggregating $116,187 and $135,552, respectively, for capital improvements, and $191,623 and $225,428, respectively, for estimated annual real estate taxes. As of June 30, 2006, and December 31, 2005, the servicer held reserves of $102,849 and $105,289 respectively, for capital improvements and $127,574 and $78,271, respectively, for real estate taxes.


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

     The Partnership made installments of principal and interest aggregating $402,294 and $469,343 during the six month periods ended June 30, 2006 and 2005, respectively. The Partnership's balance on this loan was $7,603,148 and $7,707,967 as of June 30, 2006 and December 31, 2005, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


6.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partners during the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $204,082 ($0.23 per BAC) is declared and payable to BAC holders of record and to the General Partners during the second quarter of 2006 in the amounts of $200,000 and $4,082, respectively. No distribution was declared and payable to BAC holders of record or the General Partner during 2005.


7.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the six month periods ended June 30, 2006 and 2005.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended June 30, 2006 and 2005, lease payments were $151,584 and $131,064, respectively. For the six month periods ended June 30, 2006 and 2005, lease payments were $406,330 and $368,281, respectively.


8.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $17,801 and $13,668 for the three month periods ended June 30, 2006 and 2005, and $35,601 and $27,336 for the six month periods ended June 30, 2006 and 2005, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2006 and 2005, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three and six month periods ended June 30, 2006 and 2005, the Partnership paid $14,910 and $10,847, respectively and $24,061 and $24,967, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2006 and 2005, respectively.

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

                             Travel and the Economy
                             ----------------------

     Recent economic indicators are showing signs of a recovery in the industry, and the hotels' improvement in room demand continues at a steady pace. This recovery has had a positive impact on rooms revenue at four of the Partnership's five hotels. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2003, 2004 and 2005. A distribution in the amount of $336,828 was declared and paid to BAC holders of record during the first quarter of 2006 and to the General Partners. A distribution in the amount of $204,082 is declared and payable to BAC holders of record during the second quarter of 2006 and to the General Partners. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the third quarter of 2006 in November 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For the six month period ended June 30, 2006, net cash provided by the hotels' operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at June 30, 2006 totaled $826,286, which represents a $95,156 increase from the balance at December 31, 2005. Accounts payable and accrued expenses increased primarily due to increases in land lease payable, energy expenses payable, franchise fees payable and management fees payable, partially offset by lower audit costs and a decrease in sale and occupancy taxes payable compared to December 31, 2005. Hotel trade payables decreased primarily due to timely payment as a result of increased operating income and available cash.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $402,294 and $469,343 during the six month periods ended June 30, 2006 and 2005, respectively. The Partnership's balance on this loan was
$7,603,148   and  $7,707,967  as  of  June  30,  2006  and  December  31,  2005,
respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the six month periods ended June 30, 2006 and 2005, the Partnership made escrow deposits aggregating $116,187 and $135,552, respectively, for capital improvements, and $191,623 and $225,428, respectively, for estimated annual real estate taxes. As of June 30, 2006, and December 31, 2005, the servicer held reserves of $102,849 and $105,289 respectively, for capital improvements and $127,574 and $78,271, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,072,368 and $1,179,040 as of June 30, 2006 and December 31, 2005, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partners during the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $204,082 ($0.23 per BAC) is declared and payable to BAC holders of record and to the General Partners during the second quarter of 2006 in the amounts of $200,000 and $4,082, respectively. No distribution was declared and payable to BAC holders of record or the General Partner during 2005.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net income of $212,268 for the three month period ended June 30, 2006 compared to net income of $54,307 in 2005, primarily due to a $242,332 increase in gross operating income, a $13,397 increase in interest and other income and a $3,867 decrease in interest expense, related to the mortgage, partially offset by a $101,635 increase in unallocated operating expenses. The increase in hotel gross operating income was due to higher rooms revenue, as a result of higher occupancy and rates, and higher rental and other revenue and food and beverage revenue, and a decrease in rental and other expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense and food and beverage expense. Interest and other income increased due to higher rates. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, energy expense, property operations and maintenance expenses, management fees and professional fees, partially offset by a decrease in property tax expense. General and administrative expenses increased primarily due to increases in taxes paid, and payroll expenses based on increased business levels and fewer open positions. Property operations and maintenance expenses increased due to unexpected repairs due to the age of the properties. Energy expense increased at all of the hotels as a result of higher energy prices.

     The Partnership recognized net income of $460,085 for the six month period ended June 30, 2006 compared to net income of $287,990 in 2005, primarily due to a $342,831 increase in gross operating income, a $20,453 increase in interest and other income and a $7,619 decrease in interest expense, related to the mortgage, partially offset by a $198,808 increase in unallocated operating expenses. The increase in hotel gross operating income was due to higher rooms revenue, as a result of higher occupancy and rates, and higher rental and other revenue and food and beverage revenue, partially offset by a decrease in telephone revenue and increases in rooms expense, rental and other expense, telephone expense and food and beverage expense. Interest and other income increased due to higher rates. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, energy expense, property operations and maintenance expenses, management fees and professional fees, partially offset by a decrease in property tax expense. General and administrative expenses increased primarily due to increases in taxes paid, and payroll expenses based on increased business levels and fewer open positions. Property operations and maintenance expenses increased due to unexpected repairs due to the age of the properties. Building lease expense increased due to higher room revenue in 2006. Energy expense increased at all of the hotels as a result of higher energy prices.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three month periods ended June 30, 2006 and 2005, follows.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


               Hotel Location            Peak Months
               ---------------           -----------

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2006 and 2005, follow.


                                           Gross Operating Income              Gross Operating Income
                                         for the three month periods          for the six month periods
                                               ended June 30,                       ended June 30,
                                         -----------------------------       ----------------------------
     Hotel Location                         2006               2005             2006              2005
     --------------                      ----------         ----------       ----------        ----------
     Clearwater, FL                      $  267,010         $  231,130       $  599,664        $  605,063
     Minneapolis, MN                        539,623            472,375          956,951           888,416
     Plymouth, MN                           205,049            181,369          352,605           288,974
     Roseville, MN                          299,446            268,847          469,380           416,509
     Scottsdale, AZ                         519,983            435,058        1,487,881         1,324,688
                                         ----------         ----------       ----------        ----------
       Total                             $1,831,111         $1,588,779       $3,866,481        $3,523,650
                                         ==========         ==========       ==========        ==========


                                              Operating Income                    Operating Income
                                         for the three month periods          for the six month periods
                                               ended June 30,                       ended June 30,
                                         -----------------------------       ----------------------------
                                            2006               2005             2006              2005
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                      $   82,679         $   61,690       $  230,116        $  251,159
     Minneapolis, MN                        312,884            265,059          503,249           464,153
     Plymouth, MN                            74,154             60,085           88,838            42,704
     Roseville, MN                          149,070            116,540          164,559           120,979
     Scottsdale, AZ                          43,339              1,549          376,114           304,098
     Depreciation and partnership
       operating expenses                  (300,808)          (297,699)        (605,316)         (590,009)
                                         ----------         ----------       ----------        ----------
                                         $  361,318         $  207,224       $  757,560        $  593,084
                                         ==========         ==========       ==========        ==========

                                               Average Occupancy                  Average Occupancy
                                         for the three months periods         for the six month periods
                                                ended June 30,                      ended June 30,
                                         -----------------------------       ----------------------------
                                            2006               2005             2006              2005
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                           69%               67%              72%                77%
     Minneapolis, MN                          92%               87%              86%                84%
     Plymouth, MN                             69%               61%              64%                54%
     Roseville, MN                            74%               77%              66%                66%
     Scottsdale, AZ                           82%               81%              87%                86%


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                     Three Month Periods Ended June 30, 2006
                     ---------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in rooms expense, rental and other expense and insurance expense, partially offset by a decrease in telephone revenue and increases in telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy increased due to a very strong April performance with the largest gains coming in the franchise guaranteed and hotel direct market segment.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, rental and other expense, energy expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, general and administrative expenses, marketing expense, repair and maintenance expenses and management fees. Occupancy increased due to increased internet reservations, franchise guaranteed room, and increased hospital business.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue, telephone revenue and rental and other revenue and decreases in insurance expense and property tax expense, partially offset by increases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy increased in all market segments with hotel direct, walk-in business, and internet reservations showing the largest gains.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2006, increased from 2005 primarily due to an increase in rooms revenue and decreases in rooms expense, telephone expense, rental and other expense, marketing expense, insurance expense and property tax expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Occupancy decreased slightly, however the hotel changed its selling strategies to drive higher rated business in peak demand periods. The hotel's quarterly average daily rate increased $4.79 or 10.2%

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and decreases in rental and other expense, insurance expense and property tax expense, partially offset by increases in rooms expense, food and beverage expense, telephone expense, general and administrative expenses, marketing expenses, energy expense, repair and maintenance expenses, management fees and land lease expense. Occupancy increased in three main market segments; franchise guaranteed, hotel direct, and discounts (AAA and AARP).

                      Six Month Periods Ended June 30, 2006
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the six month period ended June 30, 2006, decreased from 2005 primarily due to decreases in rooms revenue and telephone revenue and increases in telephone expense, general and administrative expenses, property tax expense and energy expense, partially offset by an increase in rental and other revenue and decreases in rooms expense, rental and other expense, marketing expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to lower demand in the first quarter of 2006, lower group rooms in February and March, and the tour and travel market segment being very sluggish in the Clearwater market.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in rental and other expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy increased due to increased internet reservations and hotel group sales and the continued success with university sports groups and visitors along with increased hospital business.

Plymouth, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in marketing expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Occupancy increased due to several main factors: more production from corporate groups, walk-in business, and third-party intermediaries such as hotels.com.

Roseville, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in rooms expense, marketing expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Occupancy decreased slightly, however the hotel changed its selling strategies to drive higher rated business in peak demand periods. Year to date the hotel's average daily rate increased $4.13 or 9.3%.

Scottsdale, Arizona: Gross operating income and operating income for the six month period ended June 30, 2006, increased from 2005 primarily due to increases in rooms revenue, food and beverage revenue and rental and other revenue and decreases in rental and other expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, food and beverage expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and land lease expense. Occupancy increased in three main market segments: franchise guaranteed, hotel direct, and discounts (AAA and AARP).


Item 3. Controls and Procedures


     In July, 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued

error or fraud may occur and not be detected. Based on the July, 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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



August 11, 2006                      by:  /s/ H. William Willoughby
---------------                           --------------------------------------
DATE                                      H. William Willoughby,
                                          Director, President, Secretary,
                                            Principal Financial Officer and
                                            Principal Accounting Officer