Form 10QSB
period 2006-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2006-12-28
CIK 808377

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

                For the quarterly period ended September 30, 2006


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006


                                                                         Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2006 and December 31, 2005.....................  1

         Statements of Operations
           - for the three and nine months ended September 30, 2006
             and 2005.....................................................  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2006.................  3

         Statements of Cash Flows
           - for the nine months ended September 30, 2006 and 2005........  4

         Notes to Financial Statements
           - September 30, 2006 and 2005..................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 10

Item 3.  Controls and Procedures.......................................... 16


Part II. OTHER INFORMATION

Item 5.  Other Information................................................ 16

Item 6.  Exhibits......................................................... 17

Signature................................................................. 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                      September 30,  December 31,
                                                                                          2006           2005
                                                                                      ------------   ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,165,144      14,141,963
  Furniture, fixtures and equipment ...............................................      3,388,400       3,143,187
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,559,268      20,290,874
  Less: accumulated depreciation and amortization .................................    (12,533,903)    (11,838,108)
                                                                                      ------------    ------------

                                                                                         8,025,365       8,452,766

Hotel operating cash ..............................................................        195,310         160,297
Cash and cash equivalents .........................................................           --              --
Working capital reserve ...........................................................      1,379,202       1,179,040
Capital improvements and real estate tax reserves held by servicer ................        357,762         183,560
Receivables and other assets ......................................................        623,073         477,094
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $635,463 and $609,961, respectively ..........        384,641         410,143
Property purchase costs,
  net of accumulated amortization of $113,192 and $108,635, respectively ..........         69,074          73,631
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 11,034,427    $ 10,936,531
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    732,503    $    511,705
Hotel trade payables ..............................................................        212,088         219,425
Mortgage payable ..................................................................      7,551,680       7,707,967
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,496,271       8,439,097
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (338,022)       (338,836)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,876,178       2,836,270
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,538,156       2,497,434
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 11,034,427    $ 10,936,531
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                           For the three months ended    For the nine months ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                               2006          2005            2006          2005
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,411,938    $ 2,267,459    $ 7,517,771    $ 6,998,887
  Rental and other .....................        74,381         74,057        233,280        211,971
  Telephone ............................        13,543         17,803         43,999         51,313
  Food and beverage ....................         7,377          5,240         41,324         23,309
                                           -----------    -----------    -----------    -----------

                                             2,507,239      2,364,559      7,836,374      7,285,480
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (725,664)      (700,868)    (2,075,851)    (1,997,734)
  Rental and other .....................       (22,441)       (32,479)       (79,387)       (88,625)
  Telephone ............................       (17,368)       (14,247)       (50,243)       (41,902)
  Food and beverage ....................        (4,078)        (6,136)       (26,724)       (22,740)
                                           -----------    -----------    -----------    -----------

                                              (769,551)      (753,730)    (2,232,205)    (2,151,001)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,737,688      1,610,829      5,604,169      5,134,479
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        42,034         28,241        117,423         83,177
  General and administrative ...........      (278,024)      (277,732)      (864,415)      (813,767)
  Depreciation and amortization ........      (252,387)      (239,880)      (736,771)      (710,494)
  Marketing ............................      (227,767)      (212,125)      (686,329)      (665,440)
  Energy ...............................      (177,176)      (164,852)      (524,730)      (461,786)
  Building lease .......................      (117,733)      (104,828)      (524,063)      (473,109)
  Property operations and maintenance ..      (176,162)      (167,146)      (507,324)      (461,606)
  Property taxes .......................      (124,713)      (133,620)      (374,139)      (400,860)
  Management fees ......................       (87,982)       (83,015)      (274,959)      (255,763)
  Professional fees ....................       (43,325)       (39,500)      (129,975)      (118,500)
  Base asset management fee ............       (23,438)       (23,438)       (70,313)       (70,313)
                                           -----------    -----------    -----------    -----------

                                            (1,466,673)    (1,417,895)    (4,575,595)    (4,348,461)
                                           -----------    -----------    -----------    -----------

Operating income .......................       271,015        192,934      1,028,574        786,018

Interest expense .......................      (149,679)      (153,665)      (447,154)      (458,759)
                                           -----------    -----------    -----------    -----------

Net income .............................   $   121,336    $    39,269    $   581,420    $   327,259
                                           ===========    ===========    ===========    ===========


Net income allocated to
  General Partner (2%) .................   $     2,427    $       785    $    11,628    $     6,545
                                           ===========    ===========    ===========    ===========

Net income allocated to
  BAC Holders (98%) ....................   $   118,909    $    38,484    $   569,792    $   320,714
                                           ===========    ===========    ===========    ===========

Net income per BAC,
  based on 868,662 BACs outstanding ....   $       .14    $       .04    $       .66    $       .37
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                            Beneficial
                                                                             Assignee
                                                          General           Certificate
                                                          Partner             Holders             Total
                                                         ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2006             $(338,836)         $2,836,270         $2,497,434

  Net income                                                11,628             569,792            581,420

  Distribution of $0.61 per BAC holders and
    General Partner                                        (10,814)           (529,884)          (540,698)
                                                         ---------          ----------         ----------

Partners' (deficit) capital, September 30, 2006          $(338,022)         $2,876,178         $2,538,156
                                                         =========          ==========         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the nine months ended
                                                                                       September 30,
                                                                                --------------------------
                                                                                   2006            2005
                                                                                ----------     -----------
Cash flows from operating activities:
  Net income ................................................................   $   581,420    $   327,259

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................       736,771        710,494

    Changes in assets and liabilities:
      Increase in receivables and other assets, net .........................      (156,896)      (248,606)
      Increase (decrease) in accounts payable and accrued expenses ..........       220,798        (99,146)
      (Decrease) increase in hotel trade payables ...........................        (7,337)        49,529
                                                                                -----------    -----------

        Net cash provided by operating activities ...........................     1,374,756        739,530
                                                                                -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .......................................      (268,394)      (293,676)
  Net deposits to working capital reserve ...................................      (200,162)      (398,219)
  Net (deposits to) withdrawals from capital improvements
    and real estate tax reserves held by servicer ...........................      (174,202)        36,324
                                                                                -----------    -----------

        Net cash used in investing activities ...............................      (642,758)      (655,571)
                                                                                -----------    -----------


Cash flows from financing activities:
  Distribution to BAC holders ...............................................      (529,884)          --
  Distribution to General Partner ...........................................       (10,814)          --
  Payment of principal on mortgage payable ..................................      (156,287)      (159,111)
                                                                                -----------    -----------

        Net cash used in financing activities ...............................      (696,985)      (159,111)
                                                                                -----------    -----------


Net increase (decrease) in hotel operating cash and cash and cash equivalents        35,013        (75,152)

Hotel operating cash and cash and cash equivalents, beginning of period .....       160,297        101,444
                                                                                -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period ...........   $   195,310    $    26,292
                                                                                ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $   447,154    $   511,380
                                                                                ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005 and its cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the interim periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENT

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believes SAB No. 108 will not have any impact on the Partnership.


3.   LONG-LIVED ASSETS

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,379,202 and $1,179,040 as of September 30, 2006 and December 31, 2005, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


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

     During the nine month periods ended September 30, 2006 and 2005, the Partnership made escrow deposits aggregating $174,281 and $193,645, respectively, for capital improvements, and $288,228 and $321,081, respectively, for estimated annual real estate taxes. As of September 30, 2006, and December 31, 2005, the servicer held reserves of $133,583 and $105,289 respectively, for capital improvements and $224,179 and $78,271, respectively, for real estate taxes.


6.   MORTGAGE PAYABLE

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


6.   MORTGAGE PAYABLE - Continued

     The Partnership made installments of principal and interest aggregating $603,441 and $670,491 during the nine month periods ended September 30, 2006 and 2005, respectively. The Partnership's balance on this loan was $7,551,680 and $7,707,967 as of September 30, 2006 and December 31, 2005, respectively.


7.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partners for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partners for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third quarter of 2006. No distribution was declared and payable to BAC holders of record or the General Partner during 2005.


8.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the nine month periods ended September 30, 2006 and 2005.

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended September 30, 2006 and 2005, lease payments were $117,733 and $104,828, respectively. For the nine month periods ended September 30, 2006 and 2005, lease payments were $524,063 and $473,109, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


9.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $17,801 and $13,668 for the three month periods ended September 30, 2006 and 2005, and $53,402 and $41,003 for the nine month periods ended September 30, 2006 and 2005, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2006 and 2005, respectively.


10.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three and nine month periods ended September 30, 2006 and 2005, the Partnership paid $6,936 and $10,060, respectively and $30,997 and $35,026, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2006 and 2005, respectively.

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc. are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


11.  DEPRECIATION AND AMORTIZATION

     Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. Salvage value has been incorporated relating to the Scottsdale hotel. The estimated lives used in determining depreciation follow.

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

     Property purchase cost and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which is being amortized over the remaining lease term.

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

                          New Accounting Pronouncement
                          ----------------------------

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believes SAB No. 108 will not have any impact on the Partnership.

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

                                  Distributions
                                  -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2003, 2004 and 2005. A distribution in the amount of $336,828 was declared and paid to BAC holders of record for the first quarter of 2006 and to the General Partners. A distribution in the amount of $203,870 was declared and paid to BAC holders of record for the second quarter of 2006 and to the General Partners. The General Partner did not declare a distribution for the third quarter of 2006. The General Partner will continue to monitor the situation, and will reevaluate the Partnership's ability to make a distribution to BAC holders for the fourth quarter of 2006 in February 2007. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the nine month period ended September 30, 2006, net cash provided by the hotels' operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at September 30, 2006 totaled $944,591, which represents a $213,461 increase from the balance at December 31, 2005. Accounts payable and accrued expenses increased primarily due to increases in real estate taxes payable, energy expense payable, sale and occupancy taxes payable and land lease payable, partially offset by lower audit fees payable compared to December 31, 2005. Hotel trade payables decreased due to increased revenues compared to the fourth quarter of 2005, which generated cash flow for the prompt payment of hotel trade payables.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $603,441 and $670,491 during the nine month periods ended September 30, 2006 and 2005, respectively. The Partnership's balance on this loan was $7,551,680 and $7,707,967 as of September 30, 2006 and December 31, 2005,
respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the nine month periods ended September 30, 2006 and 2005, the Partnership made escrow deposits aggregating $174,281 and $193,645, respectively, for capital improvements, and $288,228 and $321,081, respectively, for estimated annual real estate taxes. As of September 30, 2006, and December 31, 2005, the servicer held reserves of $133,583 and $105,289 respectively, for capital improvements and $224,179 and $78,271, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,379,202 and $1,179,040 as of September 30, 2006 and December 31, 2005, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partners for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partners for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The General Partner did not declare a distribution for the third quarter of 2006. No distribution was declared and payable to BAC holders of record or the General Partner during 2005.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net income of $121,336 for the three month period ended September 30, 2006 compared to net income of $39,269 in 2005, primarily due to a $126,859 increase in gross operating income, a $13,793 increase in interest and other income and a $3,986 decrease in interest expense, related to the mortgage, partially offset by a $62,571 increase in unallocated operating expenses. The increase in hotel gross operating income was due to higher rooms revenue, as a result of higher occupancy and rates, and higher rental and other revenue and food and beverage revenue, and decreases in rental and other expense and food and beverage expense, partially offset by a decrease in telephone revenue and increases in rooms expense and telephone expense. Interest and other income increased due to higher rates. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, energy expense, property operations and maintenance expenses, management fees and professional fees, partially offset by a decrease in property tax expense. Property operations and maintenance expenses increased due to unexpected repairs due to the age of the properties. Energy expense increased at all of the hotels as a result of higher energy prices. Property tax expense decreased as assessments levied on the hotels decreased.

     The Partnership recognized net income of $581,420 for the nine month period ended September 30, 2006 compared to net income of $327,259 in 2005, primarily due to a $469,690 increase in gross operating income, a $34,246 increase in interest and other income and a $11,605 decrease in interest expense, related to the mortgage, partially offset by a $261,380 increase in unallocated operating expenses. The increase in hotel gross operating income was due to higher rooms revenue, as a result of higher occupancy and rates, and higher rental and other revenue and food and beverage revenue and a decrease in rental and other expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense and food and beverage expense. Interest and other income increased due to higher rates. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, energy expense, property operations and maintenance expenses, management fees and professional fees, partially offset by a decrease in property tax expense. General and administrative expenses increased primarily due to help wanted ads in Scottsdale and higher credit card discount fees. Property operations and maintenance expenses increased due to unexpected repairs due to the age of the properties. Building lease expense increased due to higher room revenue in 2006. Energy expense increased at all of the hotels as a result of higher energy prices. Property tax expenses decreased as assessments levied on the hotels decreased.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2006 and 2005, follows.

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

             Hotel Location                Peak Months
             --------------                -----------

             Clearwater, FL                January through March
             Minneapolis, MN               February through November
             Plymouth, MN                  September through August
             Roseville, MN                 September through October
             Scottsdale, AZ                January through May; and
                                             October

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2006 and 2005, follow.


                                                Gross Operating Income              Gross Operating Income
                                              for the three month periods         for the nine month periods
                                                  ended September 30,                 ended September 30,
                                             ------------------------------      ----------------------------
         Hotel Location                         2006                2005            2006              2005
         --------------                      ----------          ----------      ----------        ----------
         Clearwater, FL                      $  196,097          $  181,792      $  795,761        $  786,855
         Minneapolis, MN                        563,041             546,798       1,519,992         1,435,214
         Plymouth, MN                           259,415             243,566         612,020           532,540
         Roseville, MN                          344,944             315,902         814,324           732,411
         Scottsdale, AZ                         374,191             322,771       1,862,072         1,647,459
                                             ----------          ----------      ----------        ----------
           Total                             $1,737,688          $1,610,829      $5,604,169        $5,134,479
                                             ==========          ==========      ==========        ==========

                                               Operating Income (Loss)                Operating Income
                                             for the three month periods         for the nine month periods
                                                 ended September 30,                 ended September 30,
                                             ------------------------------      ----------------------------
                                                2006                2005            2006              2005
                                             ----------          ----------      ----------        ----------
         Clearwater, Fl                      $    6,597          $   10,999      $  236,713        $  262,158
         Minneapolis, MN                        327,080             319,966         830,329           784,119
         Plymouth, MN                           118,283             101,038         207,121           143,742
         Roseville, MN                          183,717             155,740         363,276           291,719
         Scottsdale, AZ                         (71,811)            (89,399)        304,303           214,699
         Depreciation and partnership
           operating expenses                  (292,851)           (305,410)       (913,168)         (910,419)
                                             ----------          ----------      ----------        ----------
                                             $  271,015          $  192,934      $1,028,574        $  786,018
                                             ==========          ==========      ==========        ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                   Average Occupancy                  Average Occupancy
                                             for the three month periods          for the nine month periods
                                                 ended September 30,                  ended September 30,
                                             ------------------------------      ----------------------------
                                                2006                2005            2006              2005
                                             ----------          ----------      ----------        ----------
         Clearwater, Fl                           63%                  59%           69%                71%
         Minneapolis, MN                          94%                  94%           89%                87%
         Plymouth, MN                             81%                  81%           70%                63%
         Roseville, MN                            86%                  86%           72%                73%
         Scottsdale, AZ                           76%                  73%           84%                82%


                  Three Month Periods Ended September 30, 2006
                  --------------------------------------------

Clearwater, Florida: Gross operating income for the three month period ended September 30, 2006, increased from 2005 primarily due to an increase in rooms revenue and a decrease in rental and other expense, partially offset by decreases in telephone revenue and rental and other revenue. Operating income for the three month period ended September 30, 2006, decreased from 2005 primarily due to increases in marketing expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense, partially offset by a decrease in general and administrative expenses. Occupancy increased in most market segments, with the largest contributions from franchise guaranteed room nights.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2006, increased from 2005 primarily due to an increase in rooms revenue and decreases in rental and other expense, general and administrative expenses and property tax expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, marketing expense, energy expense, repair and maintenance expenses, management fees and insurance expense. Occupancy finished the quarter up slightly with most of the revenue increases coming from the growth in average rates due to strong economic demand.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in rental and other expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, energy expense and management fees. Occupancy finished the quarter up slightly with most of the revenue increases coming from the growth in average rates due to strong economic demand.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2006, increased from 2005 primarily due to an increase in rooms revenue and decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, repair and maintenance expenses, insurance expense and property tax expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in marketing expense, energy expense and management fees. Occupancy finished the quarter up slightly with most of the revenue increases coming from the growth in average rates due to strong economic demand.

Scottsdale, Arizona: Gross operating income increased and operating loss decreased for the three month period ended September 30, 2006, compared to 2005 primarily due to increases in rooms revenue, food and beverage revenue and rental and other revenue and decreases in food and beverage expense, rental and other expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and land lease expense. Occupancy increased in primarily three market segments; franchise guaranteed, tour and travel and hotels.com. The Days Inn Scottsdale was able to capture more rate conscious guests as it is one of the last price sensitive properties in the immediate area.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                   Nine month Periods Ended September 30, 2006
                   -------------------------------------------

Clearwater, Florida: Gross operating income increased for the nine month period ended September 30, 2006, compared to 2005 primarily due to an increase in rental and other revenue and decreases in rooms expense and rental and other expense, partially offset by decreases in rooms revenue and telephone revenue and an increase in telephone expense. Operating income for the nine month period ended September 2006, decreased compared to 2005 primarily due to increases in general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by a decrease in management fees. Occupancy decreased due to low demand in January and reduced group rooms in February and March.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in rental and other expense, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy increased due to increased internet reservations and hotel group sales and the continued success with university sports groups and visitors along with increased hospital business.

Plymouth, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2006, increased from 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in marketing expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, energy expense and management fees. Occupancy increased due to several main factors: more production from corporate groups, walk-in business, and third-party intermediaries such as hotels.com.

Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2006, increased from 2005 primarily due to an increase in rooms revenue and decreases in rooms expense, rental and other expense, marketing expense, insurance expense and property tax expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in telephone expense, general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Occupancy decreased slightly, however the hotel changed its selling strategies to drive higher rated business in peak demand periods. Year to date the hotel's average daily rate increased $3.53 or 7.7%.

Scottsdale, Arizona: Gross operating income and operating income for the nine month period ended September 30, 2006, increased from 2005 primarily due to increases in rooms revenue, food and beverage revenue and rental and other revenue and decreases in rental and other expenses, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in rooms expense, food and beverage expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and land lease expense. Occupancy increased in three main market segments: franchise guaranteed, hotel direct, and discounts (AAA and AARP).

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In October, 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October, 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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



December 28, 2006                   by:  /s/ H. William Willoughby
-----------------                        ---------------------------------------
DATE                                     H. William Willoughby,
                                         Director, President, Secretary,
                                           Principal Financial Officer and
                                           Principal Accounting Officer