Form 10KSB
period 2006-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2007-03-23
CIK 808377

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

                   For the fiscal year ended December 31, 2006


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $10,334,684.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2006 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.   Market for the Registrant's Beneficial Assignee Certificates
            and Related Partnership Matters ............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... II-2
Item 7.   Financial Statements........................................... II-7
Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................... II-7
Item 8A.  Controls and Procedures........................................ II-7
Item 8B.  Other Information.............................................. II-8


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant............. III-1
Item 10.  Executive Compensation......................................... III-1
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management............................................... III-2
Item 12.  Certain Relationships and Related Transactions................. III-3
Item 13.  Exhibits....................................................... III-3
Item 14.  Principal Accountant Fees and Services......................... III-4

Signatures............................................................... III-5

Report of Independent Registered Public Accounting Firm.................. III-6

Financial Statements..................................................... III-7

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

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2006, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

                                     PART I
                                     ------


ITEM 2. PROPERTIES
        ----------

     A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2006, follows.



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

     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

     (b) As of March 23, 2007, there were 997 registered holders of BACs in the Partnership.

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006. No distribution was declared and payable to BAC holders of record or the General Partner during 2005. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-KSB at December 31, 2006. Property and equipment are depreciated or amortized over estimated useful lives ranging from seven to thirty years using the straight-line method. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful lives could significantly impact the statement of operations.

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

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

                             Travel and the Economy
                             ----------------------

     Recent economic indicators are showing continued recovery in the industry, and the hotels' improvement in room demand continues at a steady pace. This recovery has had a positive impact on rooms revenue at four of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     As a result of the declines in average occupancy and rooms revenue during 2001, 2002, and 2003, the General Partner determined it was necessary to conserve cash, and therefore suspended distributions to BAC Holders for the years 2003, 2004 and 2005. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736,

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The General Partner did not declare a distribution for the third and fourth quarters of 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the years ended December 31, 2006 and 2005, net cash provided by the hotels' operating activities were adequate to support investing and financing activities. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at December 31, 2006 totaled $898,093, which represents a $166,963 increase from the corresponding amounts in 2005. Accounts payable and accrued expenses increased primarily due to increases in audit fees payable, management fees payable, energy expense payable, accrued payroll costs and land lease payable. Hotel trade payables increased compared to the fourth quarter of 2005, primarily due to higher revenues in 2006 as a result of increased average rooms rates.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2006, the loan entered into its tenth year.

     The Partnership's balance on this loan was $7,499,175 and $7,707,967 as of December 31, 2006 and 2005, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During 2006 and 2005, the Partnership made escrow deposits aggregating $232,374 and $251,738, respectively, for capital improvements, and $384,833 and $416,733, respectively, for estimated annual real estate taxes. As of December 31, 2006 and 2005, the servicer held reserves of $125,969 and $105,289, respectively, for capital improvements, and $90,711 and $78,271, respectively, for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,566,548 and $1,179,040 as of December 31, 2006 and 2005, respectively, represents all cash and cash equivalents, as defined in Note 1.d. of the accompanying financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC holders
----------------------------

     A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006. No distribution was declared and payable to BAC holders of record or the General Partner during 2005.

                       Results of Operations - Partnership
                       -----------------------------------

2006 versus 2005
----------------

     The  Partnership  recognized  net  income of  $512,340  for the year  ended
December  31,  2006,  compared  to net  income of  $282,095  for the year  ended
December 31, 2005, primarily due to a $564,909 increase in gross operating income, a $50,126 increase in interest and other revenue and a $15,670 decrease in interest expense, related to the mortgage, partially offset by a $400,460 increase in unallocated operating expenses. The increase in hotel gross operating income was due to increases in rooms revenue, as a result of higher occupancy and rates, rental and other revenue and food and beverage revenue and a decrease in rental and other expenses, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense and food and beverage expense. Interest and other income increased due to higher rates in 2006. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, energy expense, property operations

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


and maintenance expenses, property tax expense, management fees and professional fees. General and administrative expenses increased primarily due to an increase in insurance expense for the Clearwater hotel due to the catastrophic event of Hurricane Katrina, a higher credit card discount fund with increased revenue and additional payroll expenses due to open positions in 2005. Building lease expense increased due to higher rooms revenue at the Scottsdale hotel. Energy expense increased at all of the hotels as a result of higher energy prices. Property operations and maintenance expenses increased due to unexpected repairs due to the age of the properties.

                         Results of Operations - Hotels
                         ------------------------------

     Analysis of each hotel's operating results for the year 2006 versus the year 2005 follows.

Operating statistics
--------------------

     The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets and historical trends, the following months should provide the highest net cash flow to the Partnership from each of the hotels.

           Hotel Location                  Peak Months
          ----------------          --------------------------

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the years ended December 31, 2006 and 2005, follow.

                                                 Gross Operating Income
                                            -------------------------------
             Hotel Location                      2006               2005
             --------------                 -----------         -----------

             Clearwater, FL                 $   994,816         $ 1,003,748
             Minneapolis, MN                  1,974,217           1,896,244
             Plymouth, MN                       777,221             666,045
             Roseville, MN                    1,019,430             929,424
             Scottsdale, AZ                   2,444,228           2,149,542
                                            -----------         -----------
                 Total                        7,209,912         $ 6,645,003
                                            ===========         ===========

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


                                                   Operating Income
                                           --------------------------------
             Hotel Location                    2006                2005
             --------------                -----------          -----------

             Clearwater, FL                $   232,230          $   298,803
             Minneapolis, MN                 1,062,451            1,009,779
             Plymouth, MN                      242,244              140,539
             Roseville, MN                     402,882              339,245
             Scottsdale, AZ                    381,662              272,274
             Depreciation and net
               Partnership operating
               expenses                     (1,213,332)          (1,167,078)
                                           -----------          -----------
                 Total                     $ 1,108,137          $   893,562
                                           ===========          ===========


                                                   Average Occupancy
                                           -----------------------------------
             Hotel Location                   2006                    2005
             --------------                -----------             -----------

             Clearwater, FL                    67%                     70%
             Minneapolis, MN                   87%                     87%
             Plymouth, MN                      68%                     62%
             Roseville, MN                     69%                     70%
             Scottsdale, AZ                    80%                     80%


2006 versus 2005
----------------

Clearwater, Florida: Gross operating income and operating income for the year ended December 31, 2006, decreased compared to 2005 primarily due to decreases in rooms revenue and telephone revenue and increases in telephone expense, marketing expense, energy expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by an increase in rental and other income and decreases in rooms expense, rental and other expense, general and administrative expenses and management fees. Occupancy decreased due to low demand in January and reduced group rooms in February and March.

Minneapolis, Minnesota: Gross operating income and operating income for the year ended December 31, 2006, increased compared to 2005 primarily due to an increase in rooms revenue and decreases in rental and other expense and insurance expense, partially offset by deceases in telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy was flat to 2005 with a $2.93 or 4.8% increase in average rates. The hotel continues to have success with university sports groups and hospital business.

Plymouth, Minnesota: Gross operating income and operating income for the year ended December 31, 2006, increased compared to 2005 primarily due to increases in rooms revenue and rental and other revenue and decreases in marketing expense and insurance expense, partially offset by a decrease in telephone revenue and increases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy increased due to several main factors: more production from corporate groups, walk-in business, and third-party intermediaries such as hotels.com.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Roseville, Minnesota: Gross operating income and operating income for the year ended December 31, 2006, increased compared to 2005 primarily due to increases in rooms revenue and rental and other revenue and deceases in rooms expense, rental and other expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by a decrease in telephone revenue and increases in telephone expense, general and administrative expenses, marketing expense, energy expense and management fees. Occupancy decreased slightly, however the hotel changed its selling strategies to drive higher rated business in peak demand periods. Year to date the hotel's average daily rate increased $2.97 or 6.5%.

Scottsdale, Arizona: Gross operating income and operating income for the year ended December 31, 2006, increased compared to 2005 primarily due to increases in rooms revenue, food and beverage revenue and rental and other revenue and decreases in rental and other expense and insurance expense, partially offset by a decrease in telephone revenue and increases in rooms expense, food and beverage expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy was flat to 2005 with average rates increasing $6.20 or 11.0%. The shift in the Scottsdale market hotel segments with the economy brands becoming nearly extinct allowed the hotel to capture more rate conscious guests as its is one of the last price sensitive hotels in the immediate area.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and

                                     PART II

         -----------------------

Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2006, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2006.

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

William B. Dockser, 70, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 60 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 23, 2007.

                                                                       % of total
           Name and Address               Amount and Nature            BACs issued
          of Beneficial Owner          of Beneficial Ownership       and outstanding
          -------------------          -----------------------       ---------------

          CMG Advisors LLC, et.al.            101,440 BACs                11.7%
          999 Third Avenue
          Suite 3800
          Seattle, WA 98104

          Equity Resource
            Investments, LLC                  51,293 BACs                  5.9%
          44 Brattle Street
          Cambridge, MA 02138

          Ira Gaines, et.al.                  53,898 BACs                  6.2%
          3116 E. Shea Boulevard
          PMB 191
          Phoenix, AZ

          MacKenzie, Patterson
           Fuller, LLP                        80,179 BACs                  9.2%
          1640 School Street
          Suite 100
          Morgan, CA 94556


     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 23, 2007, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2006 and 2005, the Partnership retained Grant Thornton LLP to provide services as follows.

                                          Year Ended December 31,
                                        ---------------------------
                                          2006               2005
                                        --------           --------

      Audit fees (1)                    $177,779           $153,000
      Audit-related fees                      --                 --
      Tax fees (2)                        15,750             13,200
      All other fees                          --                 --
                                        --------           --------
          Total billed                  $193,529           $166,200
                                        ========           ========


     (1)  Includes quarterly reviews of Forms 10-QSB.
     (2)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the General Partner of the General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2006 and 2005.

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



March 23, 2007                          by:  /s/ William B. Dockser
--------------                               -----------------------------------
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



March 23, 2007                          by:  /s/ H. William Willoughby
--------------                               -----------------------------------
DATE                                          H. William Willoughby,
                                              Director, President, Secretary,
                                                Principal Financial Officer and
                                                Principal Accounting Officer



                                      III-5

Report of Independent Registered Public Accounting Firm


Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners'
(deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                     Grant Thornton LLP


McLean, Virginia
March 20, 2007



                                      III-6

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2006            2005
                                                                                      ------------    ------------
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,203,940      14,141,963
  Furniture, fixtures and equipment ...............................................      3,412,338       3,143,187
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,622,002      20,290,874
  Less: accumulated depreciation and amortization .................................    (12,772,107)    (11,838,108)
                                                                                      ------------    ------------

                                                                                         7,849,895       8,452,766

Hotel operating cash ..............................................................        257,861         160,297
Working capital reserve ...........................................................      1,566,548       1,179,040
Capital improvements and real estate tax reserves held by servicer ................        216,680         183,560
Receivables and other assets, net of allowance for doubtful accounts
  of $30,000 and $33,000, respectively ............................................        537,059         477,094
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $648,166 and $609,961, respectively ..........        371,938         410,143
Property purchase costs,
  net of accumulated amortization of $115,903 and $108,635, respectively ..........         66,363          73,631
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,866,344    $ 10,936,531
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    646,633    $    511,705
Hotel trade payables ..............................................................        251,460         219,425
Mortgage payable ..................................................................      7,499,175       7,707,967
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,397,268       8,439,097
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (339,403)       (338,836)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,808,479       2,836,270
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,469,076       2,497,434
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,866,344    $ 10,936,531
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-7

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                                     For the years ended
                                                                         December 31,
                                                                 ------------------------------
                                                                    2006                2005
                                                                 -----------        -----------
Revenue:
  Rooms                                                          $ 9,724,276        $ 9,125,900
  Rental and other                                                   325,777            294,431
  Telephone                                                           56,931             68,112
  Food and beverage                                                   50,680             33,296
                                                                 -----------        -----------

                                                                  10,157,664          9,521,739
                                                                 -----------        -----------

Departmental expenses:
  Rooms                                                           (2,744,806)        (2,669,551)
  Rental and other                                                  (102,452)          (119,162)
  Telephone                                                          (66,108)           (56,647)
  Food and beverage                                                  (34,386)           (31,376)
                                                                 -----------        -----------

                                                                  (2,947,752)        (2,876,736)
                                                                 -----------        -----------

Gross operating income                                             7,209,912          6,645,003
                                                                 -----------        -----------

Unallocated operating income (expenses):
  Interest and other income                                          177,020            126,894
  General and administrative                                      (1,170,269)        (1,080,753)
  Depreciation and amortization                                     (994,029)          (953,494)
  Marketing                                                         (900,973)          (880,032)
  Building lease                                                    (685,667)          (616,394)
  Energy                                                            (677,479)          (624,337)
  Property operations and maintenance                               (677,429)          (629,606)
  Property taxes                                                    (513,415)          (499,052)
  Management fees                                                   (372,255)          (334,717)
  Professional fees                                                 (193,529)          (166,200)
  Base asset management fee                                          (93,750)           (93,750)
                                                                 -----------        -----------

                                                                  (6,101,775)        (5,751,441)
                                                                 -----------        -----------

Operating income                                                   1,108,137            893,562

Interest expense                                                    (595,797)          (611,467)
                                                                 -----------        -----------

Net income                                                       $   512,340        $   282,095
                                                                 ===========        ===========


Net income allocated to General Partner (2%)                     $    10,247        $     5,642
                                                                 ===========        ===========

Net income allocated to BAC holders (98%)                        $   502,093        $   276,453
                                                                 ===========        ===========

Net income per BAC, based on 868,662 BACs outstanding            $      0.58        $      0.32
                                                                 ===========        ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-8

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                                Beneficial
                                                                                 Assignee
                                                             General           Certificate
                                                             Partner             Holders            Total
                                                            ----------         -----------        ----------
Partners' (deficit) capital, January 1, 2005                $(344,478)         $2,559,817         $2,215,339

  Net income                                                    5,642             276,453            282,095
                                                            ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2005               (338,836)          2,836,270          2,497,434

  Net income                                                   10,247             502,093            512,340

Distribution of $0.61 per BAC holders
  and General Partner                                         (10,814)           (529,884)          (540,698)
                                                            ---------          ----------         ----------

Partners' (deficit) capital, December 31, 2006              $(339,403)         $2,808,479         $2,469,076
                                                            =========          ==========         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                                      III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                             For the years ended
                                                                                  December 31,
                                                                          --------------------------
                                                                             2006            2005
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   512,340    $   282,095

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................       994,029        953,494

    Changes in assets and liabilities:
     Increase in receivables and other assets, net ....................       (74,522)      (152,574)
     Increase (decrease) in accounts payable and accrued expenses .....       134,928        (33,684)
     Increase in hotel trade payables .................................        32,035         33,946
                                                                          -----------    -----------

        Net cash provided by operating activities .....................     1,598,810      1,083,277
                                                                          -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .................................      (331,128)      (327,933)
  Net deposits to working capital reserve .............................      (387,508)      (565,416)
  Net (deposits to) withdrawals from capital improvements
    and real estate tax reserves held by servicer .....................       (33,120)        76,476
                                                                          -----------    -----------

        Net cash used in investing activities .........................      (751,756)      (816,873)
                                                                          -----------    -----------


Cash flows from financing activities:
  Distribution to BAC holders .........................................      (529,884)          --
  Distribution to General Partners ....................................       (10,814)          --
  Payment of principal on mortgage payable ............................      (208,792)      (207,551)
                                                                          -----------    -----------

        Net cash used in financing activities .........................      (749,490)      (207,551)
                                                                          -----------    -----------


Net increase in hotel operating cash and
  cash and cash equivalents ...........................................        97,564         58,853

Hotel operating cash and cash and cash equivalents, beginning of year .       160,297        101,444
                                                                          -----------    -----------

Hotel operating cash and cash and cash equivalents, end of year .......   $   257,861    $   160,297
                                                                          ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ..............................   $   595,797    $   664,088
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

          Property purchase costs and acquisition fees are being amortized over a thirty-year period using the straight-line method except for the Scottsdale hotel which is being amortized over the remaining lease term.

     d.   Hotel operating cash; cash and cash equivalents
          -----------------------------------------------

          Hotel operating cash and cash and cash equivalents consist of demand deposits, repurchase agreements and money market funds which have not been designated as a working capital reserve by the General Partner. Hotel operating cash represents funds maintained at the hotels and by the hotels' manager, Buckhead, while cash and cash equivalents represents funds maintained at the Partnership. The Partnership has determined that the carrying amounts for these items approximate fair value.

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

     f.   Hotel accounts receivable
          -------------------------

          Hotel accounts receivable, which is included in receivables and other assets in the accompanying balance sheets, is reviewed by the Partnership for collectibility. Hotel accounts receivables are reflected net of allowance for doubtful accounts of $30,000 and $33,000 as of December 31, 2006 and 2005, respectively.


                                     III-12

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     g.   Revenue recognition
          -------------------

          Revenues are generally  recognized  when  services are  provided.  The
     Partnership's   revenues  are  derived  primarily  from  hotel  operations, including rooms rentals, telephone usage and food and beverage sales.

     h.   Earnings per BAC
          ----------------

          Income per BAC is 98% of net income divided by BACs outstanding. The Partnership has no dilutive instruments.

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

     k.   Fair value of financial instruments
          -----------------------------------

          In accordance with Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments, the Partnership has disclosed fair value information about those financial instruments for which it is practicable to estimate that value. Where applicable, such information has been disclosed elsewhere in the notes to the financial statements.

     l.   Long-lived assets
          -----------------

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

     m.   Single operating segment
          ------------------------

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

     n.   Risk and uncertainties
          ----------------------

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

     o.   New accounting policies
          -----------------------

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

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2006, the Partnership remained invested in four hotels and one leasehold interest, as follows.

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

               2007          $  225,734
               2008           7,273,441
                             ----------

               Total         $7,499,175
                             ==========

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with a three percent premium during the first three years, a two percent premium during the next three years, a one percent premium during the next three years, and no penalty during the tenth and final year. In December 2006, the loan entered into its tenth year.

     The Partnership's balance on this loan was $7,499,175 and $7,707,967 as of December 31, 2006 and 2005, respectively.

         The Partnership has determined that the carrying value of the current loan approximates fair value based on its market rate of interest. All properties listed under the agreement have been pledged under the mortgage payable.


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $32,202 per month for the year 2007. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments, commencing February 1, 1998, until the current loan is paid in full.

     During 2006 and 2005, the Partnership made escrow deposits aggregating $232,374 and $251,738, respectively, for capital improvements, and $384,833 and $416,733, respectively, for estimated annual real estate taxes. As of December 31, 2006 and 2005, the servicer held reserves of $125,969 and $105,289, respectively, for capital improvements, and $90,711 and $78,271, respectively, for real estate taxes.



                                     III-15

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


5.   WORKING CAPITAL RESERVE

         The working capital reserve of $1,566,548 and $1,179,040 as of December 31, 2006 and 2005, respectively, represents all cash and cash equivalents, as defined in Note 1.d., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


6.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned by Buckhead in 2006 or 2005.

     b.   Lease agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2006 and 2005, annual lease payments were $685,667 and $616,394, respectively.

          The Partnership has also entered into various operating leases for equipment used at the hotels, which expire through 2008. Minimum lease payments under non-cancelable operating leases, including the Scottsdale facility lease, follow.

                                              Operating
                                                Leases
                                               --------

              2007                             $140,450
              2008                              140,450
                                               --------

              Total minimum lease payments     $280,900
                                               ========


          Total rent expense under operating leases was $685,667 and $616,394 for the years ended December 31, 2006 and 2005, respectively.


                                     III-16

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


7.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $71,202 and $54,671 for 2006 and 2005, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $30,000 and $42,253 for 2006 and 2005, respectively.


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

     A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006. No distribution was declared and payable to BAC holders of record or the General Partner during 2005.


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended
December  31,  2006  and  2005,  the  Partnership   paid  $41,138  and  $45,073,
respectively,  to the General Partner or its affiliates as direct  reimbursement


                                                      III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


9. RELATED-ARTY TRANSACTIONS - Continued

of expenses incurred on behalf of the Partnership.  Such reimbursed expenses are
included  in  the   accompanying   statements   of  operations  as  general  and
administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2006 and 2005.

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc., are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.


10.  RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO TAXABLE
     ---------------------------------------------------------------------------
       INCOME (LOSS)
       -------------

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                     For the years ended
                                                                         December 31,
                                                                -----------------------------
                                                                   2006                2005
                                                                ---------           ---------
Financial statement net income                                  $ 512,340           $ 282,096

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes                451,431             325,462
                                                                ---------           ---------

Taxable income                                                  $ 963,771           $ 607,558
                                                                =========           =========



                                      # # #

                                     III-18