Form 10QSB
period 2007-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2007-05-14
CIK 808377

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

                  For the quarterly period ended March 31, 2007


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007


                                                                          Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2007 and December 31, 2006.........................  1

         Statements of Operations
           - for the three months ended March 31, 2007 and 2006...........  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2007....................  3

         Statements of Cash Flows
           - for the three months ended March 31, 2007 and 2006...........  4

         Notes to Financial Statements
           - March 31, 2007 and 2006......................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  9

Item 3.  Controls and Procedures.......................................... 13


Part II. OTHER INFORMATION

Item 5.  Other Information................................................ 14

Item 6.  Exhibits......................................................... 14

Signature................................................................. 15

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,    December 31,
                                                                                          2007           2006
                                                                                      ------------   ------------
                                                                                      (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,256,850      14,203,940
  Furniture, fixtures and equipment ...............................................      3,465,922       3,412,338
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        20,728,496      20,622,002
  Less: accumulated depreciation and amortization .................................    (13,015,864)    (12,772,107)
                                                                                      ------------    ------------

                                                                                         7,712,632       7,849,895

Hotel operating cash ..............................................................        502,814         257,861
Cash and cash equivalents .........................................................        221,597            --
Working capital reserve ...........................................................      1,303,767       1,566,548
Capital improvements and real estate tax reserves held by servicer ................        326,304         216,680
Receivables and other assets ......................................................        608,340         537,059
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $660,448 and $648,166, respectively ..........        359,655         371,938
Property purchase costs,
  net of accumulated amortization of $118,496 and $115,903, respectively ..........         63,770          66,363
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 11,098,879    $ 10,866,344
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    723,558    $    646,633
Hotel trade payables ..............................................................        100,158         251,460
Mortgage payable ..................................................................      7,442,398       7,499,175
Distribution payable ..............................................................        221,597            --
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,487,711       8,397,268
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (336,561)       (339,403)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,947,729       2,808,479
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,611,168       2,469,076
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 11,098,879    $ 10,866,344
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        For the three months ended
                                                                 March 31,
                                                        --------------------------
                                                            2007          2006
                                                        -----------    -----------
Revenue:
  Rooms .............................................   $ 2,921,028    $ 2,649,754
  Rental and other ..................................        73,995         80,666
  Telephone .........................................        12,979         16,761
  Food and beverage .................................        15,940          9,957
                                                        -----------    -----------

                                                          3,023,942      2,757,138
                                                        -----------    -----------

Departmental expenses:
  Rooms .............................................      (684,608)      (667,413)
  Rental and other ..................................       (19,791)       (32,028)
  Telephone .........................................       (14,911)       (17,409)
  Food and beverage .................................        (9,942)        (4,918)
                                                        -----------    -----------

                                                           (729,252)      (721,768)
                                                        -----------    -----------

Gross operating income ..............................     2,294,690      2,035,370
                                                        -----------    -----------

Unallocated operating income (expenses):
  Interest and other income .........................        29,151         36,897
  General and administrative ........................      (333,734)      (303,192)
  Building lease ....................................      (293,772)      (254,746)
  Depreciation and amortization .....................      (262,271)      (245,063)
  Marketing .........................................      (246,758)      (230,489)
  Energy ............................................      (186,162)      (186,401)
  Property operations and maintenance ...............      (178,072)      (167,914)
  Property taxes ....................................      (131,178)      (124,713)
  Management fees ...................................      (106,067)       (96,746)
  Professional fees .................................       (54,331)       (43,325)
  Base asset management fee .........................       (23,438)       (23,438)
                                                        -----------    -----------

                                                         (1,786,632)    (1,639,130)
                                                        -----------    -----------

Operating income ....................................       508,058        396,240

Interest expense ....................................      (144,369)      (148,425)
                                                        -----------    -----------

Net income ..........................................   $   363,689    $   247,815
                                                        ===========    ===========


Net income allocated to General Partner (2%) ........   $     7,274    $     4,956
                                                        ===========    ===========

Net income allocated to BAC Holders (98%) ...........   $   356,415    $   242,859
                                                        ===========    ===========

Net income per BAC, based on 868,662 BACs outstanding   $      0.41    $      0.28
                                                        ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                           Beneficial
                                                                            Assignee
                                                         General           Certificate
                                                         Partner             Holders             Total
                                                        ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2007            $(339,403)          $2,808,479        $2,469,076

  Net income                                                7,274              356,415           363,689

  Distribution payable                                     (4,432)            (217,165)         (221,597)
                                                        ---------           ----------        ----------

Partners' (deficit) capital, March 31, 2007             $(336,561)          $2,947,729        $2,611,168
                                                        =========           ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         For the three months ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            2007          2006
                                                                          ---------    ---------
Cash flows from operating activities:
  Net income ..........................................................   $ 363,689    $ 247,815

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................     262,271      245,063

    Changes in assets and liabilities:
      Increase in receivables and other assets, net ...................     (74,919)    (309,773)
      Increase in accounts payable and accrued expenses ...............      76,925      148,400
      (Decrease) increase in hotel trade payables .....................    (151,302)       6,702
                                                                          ---------    ---------

        Net cash provided by operating activities .....................     476,664      338,207
                                                                          ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment .................................    (106,494)    (125,412)
  Net withdrawals from working capital reserve ........................      41,184       70,679
  Net deposits to capital improvements
    and real estate tax reserves held by servicer .....................    (109,624)    (122,986)
                                                                          ---------    ---------

        Net cash used in investing activities .........................    (174,934)    (177,719)
                                                                          ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ............................     (56,777)     (52,722)
  Distribution payable ................................................     221,597      336,829
                                                                          ---------    ---------

        Net cash provided by (used in) financing activities ...........     164,820      284,107
                                                                          ---------    ---------


Net increase in hotel operating cash and cash and cash equivalents ....     466,550      444,595

Hotel operating cash and cash and cash equivalents, beginning of period     257,861      160,297
                                                                          ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period .....   $ 724,411    $ 604,892
                                                                          =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $ 144,369    $ 148,425
                                                                          =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2007, and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the interim period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2006.

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


2.   NEW ACCOUNTING POLICIES

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


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


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,303,767 and $1,566,548 as of March 31, 2007 and December 31, 2006, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


5.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX AND INSURANCE RESERVES HELD
       BY SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payments for annual taxes and assessments to be levied on the hotels is currently estimated as $32,202 per month for the year 2007. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments until the loan is paid in full.

     During the three month periods ended March 31, 2007 and 2006, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements, and $96,605 and $95,653, respectively, for estimated annual real estate taxes. As of March 31, 2007, and December 31, 2006, the servicer held reserves of $138,988 and $125,969 respectively, for capital improvements and $187,316 and $90,711, respectively, for real estate taxes.


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


6.   MORTGAGE PAYABLE - Continued

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

     The Partnership made installments of principal and interest aggregating $201,147 for both of the three month periods ended March 31, 2007 and 2006. The Partnership's balance on this loan was $7,442,398 and $7,499,175 as of March 31, 2007 and December 31, 2006, respectively.

     The General Partner is currently soliciting proposals to refinance the mortgage debt when it matures on January 1, 2008.


7.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.


8.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three month periods ended March 31, 2007 and 2006.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


8.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended March 31, 2007 and 2006, lease payments were $293,772 and $254,746, respectively.


9.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $18,424 and $25,301 for the three month periods ended March 31, 2007 and 2006, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2007 and 2006, respectively.


10.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2007 and 2006, the Partnership paid $18,620 and $9,151, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2007 and 2006.

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

                             March 31, 2007 and 2006

                                   (Unaudited)


11.  DEPRECIATION AND AMORTIZATION

     Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. Salvage value has been incorporated relating to the Scottsdale hotel. The estimated lives used in determining depreciation follow.

        Type of asset                               Estimated life
        -------------                               ---------------

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

                                  Distributions
                                  -------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the three month period ended March 31, 2007, net cash provided by the hotel's operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at March 31, 2007 totaled $823,716, which represents a $74,377 decrease from the balances at December 31, 2006. Accounts payable and accrued expenses increased primarily due to increases in real estate taxes payable, sale and occupancy taxes payable, land lease payable and franchise fees payable, partially offset by lower audit fees payable. Hotel trade payables decreased primarily due to increased available cash and timing of payments.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $201,147 for both of the three month periods ended March 31, 2007 and 2006. The Partnership's balance on this loan was $7,442,398 and $7,499,175 as of March 31, 2007 and December 31, 2006, respectively.

     The General Partner is currently soliciting proposals to refinance the mortgage debt when it matures on January 1, 2008.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the three month periods ended March 31, 2007 and 2006, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements, and $96,605 and $95,653, respectively, for estimated annual real estate taxes. As of March 31, 2007 and December 31, 2006, the servicer held reserves of $138,988 and $125,969, respectively, for capital improvements, and $187,316 and $90,711, respectively, for real estate taxes.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Working Capital Reserve
-----------------------

     The working capital reserve of $1,303,767 and $1,566,548 as of March 31, 2007 and December 31, 2006, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net income of $363,689 for the three month period ended March 31, 2007 compared to net income of $247,815 in 2006, primarily due to a $259,320 increase in gross operating income and a decrease of $4,056 in interest expense, related to the mortgage payable, partially offset by an increase of $139,756 in unallocated operating expenses and a decrease of $7,746 in interest and other income. Gross operating income increased primarily due to higher rooms revenue as a result of increased rates in 2007. The increase in unallocated operating expenses was due to increases in general and administrative expenses, building lease expense, depreciation and amortization expenses, marketing expense, property operations and maintenance expenses, property tax expense, management fees and professional fees. Building lease expense increased due to increased room revenue at the Scottsdale hotel. General and administrative expenses increased primarily due to higher insurance expense.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three month periods ended March 31, 2007 and 2006, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2007 and 2006, follow.

                                               Gross Operating Income
                                            for the three months ended
                                                     March 31,
                                            -----------------------------
     Hotel Location                            2007               2006
     --------------                         ----------         ----------

     Clearwater, FL                         $  379,283         $  332,654
     Minneapolis, MN                           455,308            417,328
     Plymouth, MN                              140,266            147,556
     Roseville, MN                             183,475            169,934
     Scottsdale, AZ                          1,136,358            967,898
                                            ----------         ----------

       Total                                $2,294,690         $2,035,370
                                            ==========         ==========


                                              Operating Income (Loss)
                                            for the three months ended
                                                      March 31,
                                            -----------------------------
     Hotel Location                            2007               2006
     --------------                         ----------         ----------

     Clearwater, FL                         $  155,351         $  147,437
     Minneapolis, MN                           218,621            190,365
     Plymouth, MN                                1,739             14,684
     Roseville, MN                              38,122             22,989
     Scottsdale, AZ                            432,729            332,775
     Depreciation and net partnership
       operating expenses                     (338,504)          (312,010)
                                            ----------         ----------

       Total                                $  508,058         $  396,240
                                            ==========         ==========


                                                   Average Occupancy
                                              for the three months ended
                                                       March 31,
                                            -------------------------------
     Hotel Location                            2007                2006
     --------------                         ----------         ------------

     Clearwater, FL                             72%                75%
     Minneapolis, MN                            79%                81%
     Plymouth, MN                               55%                59%
     Roseville, MN                              59%                57%
     Scottsdale, AZ                             93%                93%

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2007, increased from 2006 primarily due to a increase in rooms revenue and decreases in rental and other expense and general and administrative expenses, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, marketing expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to low demand periods, however average rates increase $8.68 resulting in a $46,599 increase in total revenue.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2007, increased from 2006 primarily due to an increase in rooms revenue and decreases in rooms expense, telephone expense, rental and other expense, energy expense and insurance expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and property tax expense. Occupancy was down slightly, however, average rate increased $5.05. The increase came from primarily two market segments; hotel sales and franchise guaranteed.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2007, decreased from 2006 primarily due to decreases in rooms revenue and telephone revenue and increases in rooms expense, general and administrative expenses, marketing expense, and property tax expense, partially offset by an increase in rental and other revenue and decreases in telephone expense, rental and other expense, energy expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to lower room night productions from one of the hotel's largest corporate clients.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2007, increased from 2006 primarily due to increases in rooms revenue and telephone revenue and decreases in telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by a decrease in rental and other revenue and increases in rooms expense, marketing expense and management fees. Occupancy increased due to hotel group sales from corporate conventions.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended March 31, 2007, increased from 2006 primarily due to increases in rooms revenue and food and beverage revenue and decreases in rental and other expense, marketing expense and insurance expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, food and beverage expense, telephone expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy was flat to 2006 with average rates increasing $12.13 or 14.9%. The shift in the Scottsdale market hotel segments with the economy brands becoming nearly extinct allowed the hotel to capture more rate conscious guests as it is one of the last price sensitive hotels in the immediate area.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures

     In May 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2007.

b. There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                             Registered Tender Offer
                             -----------------------

     On April 2, 2007, MacKenzie Patterson Fuller L.P. and numerous affiliated entities (MacKenzie) initiated a registered tender offer to purchase all of the outstanding BAC's at a price of $12.50 per BAC. The offer expires on May 4, 2007, unless extended by MacKenzie. MacKenzie is not affiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of MacKenzie and does not necessarily represent the fair market value of each BAC.

     In response to the MacKenzie registered tender offer, on April 11, 2007, the General Partner filed a Schedule 14D-9. In that filing, the General Partner recommended that BAC holders reject the MacKenzie offer because the offer price is far lower than MacKenzie's own estimated liquidation value of the Partnership and it believes that current BAC holders could realize that difference in value themselves by choosing to hold their investments for several more years until the Partnership's assets are liquidated.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued

     A number of investors have sold their BACs to other investors. If more than two percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2007 through April 29, 2007, the Partnership received sale transfer requests for approximately 1.9% of the outstanding BAC's. Accordingly, to remain within the two percent safe harbor, effective April 30, 2007, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2007. As a result, transfers of BACs due to sale transactions will not be recognized by the Partnership between April 30, 2007 and December 31, 2007. The halt will be lifted effective January 1, 2008.


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



May 14, 2007                         by:  /s/ H. William Willoughby
------------                              --------------------------------------
DATE                                      H. William Willoughby,
                                          Director, President, Secretary,
                                            Principal Financial Officer and
                                            Principal Accounting Officer