Form 10QSB
period 2007-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2007-08-13
CIK 808377

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------

                                   FORM 10-QSB


                                    ---------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007


                                    ---------


                         Commission file number 33-11096

                         CRI HOTEL INCOME PARTNERS, L.P.
             Organized pursuant to the Laws of the State of Delaware


                                    ---------


        Internal Revenue Service - Employer Identification No. 52-1500621

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200


                                    ---------


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2007


                                                                           Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2007 and December 31, 2006............................  1

         Statements of Operations
           - for the three and six months ended June 30, 2007 and 2006......  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the six months ended June 30, 2007.........................  3

         Statements of Cash Flows
           - for the six months ended June 30, 2007 and 2006................  4

         Notes to Financial Statements
           - June 30, 2007 and 2006.........................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  9

Item 3.  Controls and Procedures............................................ 16


Part II.  OTHER INFORMATION

Item 5.  Other Information.................................................. 16

Item 6.  Exhibits........................................................... 17

Signature................................................................... 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                         June 30,      December 31,
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                        (Unaudited)
Property and equipment - at cost:
  Land .............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ..................................................     14,256,850      14,203,940
  Furniture, fixtures and equipment ................................................      3,516,275       3,412,338
  Leasehold improvements ...........................................................      1,431,234       1,431,234
                                                                                       ------------    ------------

                                                                                         20,778,849      20,622,002
  Less: accumulated depreciation and amortization ..................................    (13,260,652)    (12,772,107)
                                                                                       ------------    ------------

                                                                                          7,518,197       7,849,895

Hotel operating cash ...............................................................        368,868         257,861
Cash and cash equivalents ..........................................................        221,598            --
Working capital reserve ............................................................      1,682,039       1,566,548
Capital improvements and real estate tax reserves held by servicer .................        254,019         216,680
Receivables and other assets .......................................................        456,899         537,059
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $672,731 and $648,166, respectively ...........        347,373         371,938
Property purchase costs,
  net of accumulated amortization of $121,088 and $115,903, respectively ...........         61,178          66,363
                                                                                       ------------    ------------

    Total assets ...................................................................   $ 10,910,171    $ 10,866,344
                                                                                       ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..............................................   $    630,530    $    646,633
Hotel trade payables ...............................................................        138,676         251,460
Mortgage payable ...................................................................      7,386,120       7,499,175
Distribution payable ...............................................................        221,598            --
                                                                                       ------------    ------------

    Total liabilities ..............................................................      8,376,924       8,397,268
                                                                                       ------------    ------------

Partners' (deficit) capital:
  General Partner ..................................................................       (338,120)       (339,403)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ............................................      2,871,367       2,808,479
                                                                                       ------------    ------------

    Total partners' capital ........................................................      2,533,247       2,469,076
                                                                                       ------------    ------------

    Total liabilities and partners' capital ........................................   $ 10,910,171    $ 10,866,344
                                                                                       ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended     For the six months ended
                                                    June 30,                      June 30,
                                           --------------------------    --------------------------
                                               2007           2006           2007          2006
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,512,999    $ 2,456,079    $ 5,434,027    $ 5,105,833
  Rental and other .....................        69,818         78,233        143,813        158,899
  Telephone ............................        10,968         13,695         23,947         30,456
  Food and beverage ....................        10,462         23,990         26,402         33,947
                                           -----------    -----------    -----------    -----------

                                             2,604,247      2,571,997      5,628,189      5,329,135
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (722,340)      (682,774)    (1,406,948)    (1,350,187)
  Rental and other .....................       (20,133)       (24,918)       (39,924)       (56,946)
  Telephone ............................       (16,977)       (15,466)       (31,888)       (32,875)
  Food and beverage ....................        (8,177)       (17,728)       (18,119)       (22,646)
                                           -----------    -----------    -----------    -----------

                                              (767,627)      (740,886)    (1,496,879)    (1,462,654)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,836,620      1,831,111      4,131,310      3,866,481
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        46,868         38,492         76,019         75,389
  General and administrative ...........      (313,699)      (283,199)      (647,433)      (586,391)
  Depreciation and amortization ........      (263,302)      (239,321)      (525,573)      (484,383)
  Marketing ............................      (234,939)      (228,073)      (481,697)      (458,562)
  Building lease .......................      (158,483)      (151,584)      (452,255)      (406,330)
  Property operations and maintenance ..      (171,566)      (163,248)      (349,638)      (331,162)
  Energy ...............................      (152,628)      (161,153)      (338,790)      (347,554)
  Property taxes .......................      (131,178)      (124,713)      (262,356)      (249,426)
  Management fees ......................       (91,377)       (90,231)      (197,444)      (186,977)
  Professional fees ....................       (54,331)       (43,325)      (108,663)       (86,650)
  Base asset management fee ............       (23,438)       (23,438)       (46,875)       (46,875)
                                           -----------    -----------    -----------    -----------

                                            (1,548,073)    (1,469,793)    (3,334,705)    (3,108,921)
                                           -----------    -----------    -----------    -----------

Operating income .......................       288,547        361,318        796,605        757,560

Interest expense .......................      (144,870)      (149,050)      (289,239)      (297,475)
                                           -----------    -----------    -----------    -----------

Net income .............................   $   143,677    $   212,268    $   507,366    $   460,085
                                           ===========    ===========    ===========    ===========


Net income allocated to
  General Partner (2%) .................   $     2,874    $     4,245    $    10,147    $     9,202
                                           ===========    ===========    ===========    ===========

Net income allocated to
  BAC Holders (98%) ....................   $   140,803    $   208,023    $   497,219    $   450,883
                                           ===========    ===========    ===========    ===========

Net income per BAC,
  based on 868,662 BACs outstanding ....   $       .16    $       .24    $       .57    $       .52
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                               Beneficial
                                                                Assignee
                                                 General      Certificate
                                                 Partner        Holders         Total
                                               -----------    -----------    -----------
Partners' (deficit) capital, January 1, 2007   $  (339,403)   $ 2,808,479    $ 2,469,076

  Net income ...............................        10,147        497,219        507,366

  Distribution paid ........................        (4,432)      (217,165)      (221,597)

  Distribution payable .....................        (4,432)      (217,166)      (221,598)
                                               -----------    -----------    -----------

Partners' (deficit) capital, June 30, 2007 .   $  (338,120)   $ 2,871,367    $ 2,533,247
                                               ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           For the six months ended
                                                                                  June 30,
                                                                          --------------------------
                                                                             2007            2006
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   507,366    $   460,085

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................       525,573        484,383

    Changes in assets and liabilities:
      (Decrease) increase in receivables and other assets, net ........        72,882        (25,200)
      (Decrease) increase in accounts payable and accrued expenses ....       (16,103)       175,154
      Decrease in hotel trade payables ................................      (112,784)       (79,998)
                                                                          -----------    -----------

        Net cash provided by operating activities .....................       976,934      1,014,424
                                                                          -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .................................      (156,847)      (170,384)
  Net (deposits to) withdrawals from working capital reserve ..........      (337,089)       106,672
  Net deposits to capital improvements
    and real estate tax reserves held by servicer .....................       (37,339)       (46,863)
                                                                          -----------    -----------

        Net cash used in investing activities .........................      (531,275)      (110,575)
                                                                          -----------    -----------


Cash flows from financing activities:
  Payment of principal on mortgage payable ............................      (113,055)      (104,819)
  Distribution to BAC holders .........................................      (217,165)      (330,092)
  Distribution to General Partner .....................................        (4,432)        (6,736)
  Distribution payable ................................................       221,598           --
                                                                          -----------    -----------

        Net cash provided by (used in) financing activities ...........      (113,054)      (441,647)
                                                                          -----------    -----------


Net increase in hotel operating cash and cash and cash equivalents ....       332,605        462,202

Hotel operating cash and cash and cash equivalents, beginning of period       257,861        160,297
                                                                          -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period .....   $   590,466    $   622,499
                                                                          ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $   289,239    $   297,475
                                                                          ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2007, and the results of its operations for the three and six month periods ended June 30, 2007 and 2006 and its cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the interim periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

                             June 30, 2007 and 2006

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


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,682,039 and $1,566,548 as of June 30, 2007 and December 31, 2006, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


5.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

     In addition to the monthly loan installments, as discussed below, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. As of August 1, 2007, the real estate tax payments for annual taxes and assessments to be levied on the hotels is currently estimated as $32,655 per month for the remainder of 2007. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments until the loan is paid in full.

     During the six month periods ended June 30, 2007 and 2006, the Partnership made escrow deposits aggregating $116,187 and $116,187, respectively, for capital improvements, and $193,210 and $191,623, respectively, for estimated annual real estate taxes. As of June 30, 2007, and December 31, 2006, the servicer held reserves of $112,824 and $125,969 respectively, for capital improvements and $141,195 and $90,711, respectively, for real estate taxes.


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


6.   MORTGAGE PAYABLE - Continued

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with no penalty during the tenth and final year. In December 2006, the loan entered into its tenth year.

     The Partnership made installments of principal and interest aggregating $67,049 for both of the six month periods ended June 30, 2007 and 2006. The Partnership's balance on this loan was $7,386,120 and $7,499,175 as of June 30, 2007 and December 31, 2006, respectively.

     The General Partner is currently soliciting proposals to refinance the mortgage debt when it matures on January 1, 2008.


7.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $221,598 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the second quarter of 2007 in the amounts of $217,166 and $4,432, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.


8.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three or six month periods ended June 30, 2007 and 2006.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)

     8.   COMMITMENTS - Continued

          b.   Operating lease agreements
               --------------------------

               The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended June 30, 2007 and 2006, lease payments were $158,483 and $151,584, respectively. For the six month periods ended June 30, 2007 and 2006, lease payments were $452,255 and $406,330, respectively.


9.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $18,424 and $17,801 for the three month periods ended June 30, 2007 and 2006, respectively, and $36,847 and $35,601 for the six month periods ended June 30, 2007 and 2006, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2007 and 2006, respectively.


10.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three and six month periods ended June 30, 2007 and 2006, the Partnership paid $23,308 and $14,910, respectively, and $41,928 and $24,061, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2007 and 2006

                                   (Unaudited)


10.  RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2007 and 2006.

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


12.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account with the same bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2007, the uninsured portion of the cash balance was $1,804,185.

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

                                  Distributions
                                  -------------

     A distribution in the amount of $221,598 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the second quarter of 2007 in the amounts of $217,166 and $4,432, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the six month period ended June 30, 2007, net cash provided by the hotel's operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at June 30, 2007 totaled $769,206, which represents a $128,887 decrease from the balances at December 31, 2006. Accounts payable and accrued expenses decreased primarily due to lower audit fees payable, management fees payable and sale and occupancy taxes payable, partially offset by increases in real estate taxes payable, land lease payable and energy expense payables. Hotel trade payables decreased primarily due to an increase in available cash.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $67,049 for both of the six month periods ended June 30, 2007 and 2006. The Partnership's balance on this loan was $7,386,120 and $7,499,175 as of June 30, 2007 and December 31, 2006, respectively.

     The General Partner is currently soliciting proposals to refinance the mortgage debt when it matures on January 1, 2008.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the six month periods ended June 30, 2007 and 2006, the Partnership made escrow deposits aggregating $116,187 and $116,187, respectively, for capital improvements, and $193,210 and $191,623, respectively, for estimated annual real estate taxes. As of June 30, 2007 and December 31, 2006, the servicer held reserves of $112,824 and $125,969, respectively, for capital improvements, and $141,195 and $90,711, respectively, for real estate taxes.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Working Capital Reserve
-----------------------

     The working capital reserve of $1,682,039 and $1,566,548 as of June 30, 2007 and December 31, 2006, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $221,598 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the second quarter of 2007 in the amounts of $217,166 and $4,432, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net income of $143,677 for the three month period ended June 30, 2007 compared to net income of $212,268 in 2006, primarily due to an increase in unallocated operating expenses of $86,656, partially offset by increases in gross operating income of $5,509 and interest and other income of $8,376 and a decrease in interest expense of $4,180, related to the mortgage. Gross operating income increased due to an increase in rooms revenue and decreases in rental and other expenses and food and beverage expense, partially offset by decreases in rental and other revenue, telephone revenue and food and beverage revenue and increases in rooms expense and telephone expense. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, property operations and maintenance expenses, property tax expense, management fees and professional fees, partially offset by a decrease in energy expense. General and administrative expenses increased primarily due to higher insurance expense for the Clearwater hotel.

     The Partnership recognized net income of $507,366 for the six month period ended June 30, 2007 compared to net income of $460,085 in 2006, primarily due to an increase in unallocated operating expenses of $226,414, partially offset by increases in gross operating income of $264,829 and interest and other income of $630 and decreased interest expense of $8,236, related to the mortgage. Gross operating income increased primarily due to higher rooms revenue, as a result of higher rates in 2007, and decreases in rental and other expense, telephone expense and food and beverage expense, partially offset by decreases in rental and other revenue, telephone revenue and food and beverage revenue and increased rooms expense. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, property operations and maintenance expenses, property tax expense, management fees and professional fees, partially offset by lower energy expense. General and administrative expenses increased primarily due to higher insurance expense for the Clearwater hotel. Building lease expense increased due to higher room revenue at the Scottsdale hotel. Marketing expense increased at four of the hotels due to being fully staffed in 2007 versus open positions in 2006. Professional fees increased primarily due to higher audit costs in 2007.

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

     An analysis of each hotel's operating results for the three and six month periods ended June 30, 2007 and 2006, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2007 and 2006, follow.


                                  Gross Operating Income           Gross Operating Income
                               for the three month periods        for the six month periods
                                      ended June 30,                    ended June 30,
                             -----------------------------       ----------------------------
     Hotel Location             2007               2006             2007              2006
                             ----------         ----------       ----------        ----------
     Clearwater, FL          $  208,076         $  267,010       $  587,359        $  599,664
     Minneapolis, MN            565,295            539,623        1,020,603           956,951
     Plymouth, MN               213,946            205,049          354,212           352,605
     Roseville, MN              303,195            299,446          486,670           469,380
     Scottsdale, AZ             546,108            519,983        1,682,466         1,487,881
                             ----------         ----------       ----------        ----------

       Total                 $1,836,620         $1,831,111       $4,131,310        $3,866,481
                             ==========         ==========       ==========        ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                          Operating Income                    Operating Income
                                     for the three month periods          for the six month periods
                                            ended June 30,                    ended June 30,
                                    -----------------------------       ----------------------------
                                       2007               2006             2007              2006
                                    ----------         ----------       ----------        ----------
     Clearwater, Fl                 $      914         $   82,679       $  156,265        $  230,116
     Minneapolis, MN                   336,369            312,884          554,990           503,249
     Plymouth, MN                       74,810             74,154           76,549            88,838
     Roseville, MN                     145,595            149,070          176,217           164,559
     Scottsdale, AZ                     55,370             43,339          488,099           376,114
     Depreciation and partnership
       operating expenses             (324,511)          (300,808)        (655,515)         (605,316)
                                    ----------         ----------       ----------        ----------

                                    $  288,547         $  361,318       $  796,605        $  757,560
                                    ==========         ==========       ==========        ==========

                                          Average Occupancy                  Average Occupancy
                                    for the three months periods         for the six month periods
                                           ended June 30,                      ended June 30,
                                    -----------------------------       ----------------------------
                                       2007               2006             2007              2006
                                    ----------         ----------       ----------        ----------
     Clearwater, Fl                      53%              69%                63%               72%
     Minneapolis, MN                     91%              92%                85%               86%
     Plymouth, MN                        73%              69%                64%               64%
     Roseville, MN                       79%              74%                69%               66%
     Scottsdale, AZ                      80%              82%                86%               87%



                     Three Month Periods Ended June 30, 2007
                     ---------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended June 30, 2007 decreased compared to 2006, primarily due to decreases in rooms revenue, telephone revenue, rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, repair and maintenance expenses, insurance expense and property tax expense, partially offset by decreases in rental and other expense, energy expense, marketing expense and management fees. Occupancy decreased due to low demand primarily in walk in business; however, average rates increased $7.20.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2007 increased compared to 2006, primarily due to increased rooms revenue and decreases in telephone expense, rental and other expense, repair and maintenance expenses and insurance expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, general and administrative expenses, marketing expense, energy expense, management fees, and property tax expense. Occupancy was down slightly; however, average rate increased $3.64. The increase came from primarily two market segments: hotel sales and franchise generated.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2007 increased compared to 2006, primarily due to increases in rooms revenue and rental and other revenue and a decrease in insurance expense, partially offset by a decrease in telephone revenue and increases in telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy increased due to higher room night productions from corporate groups.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Roseville, Minnesota: Gross operating income increased and operating income decreased for the three month period ended June 30, 2007 compared to 2006, primarily due to increases in rooms revenue and telephone revenue and decreases in rental and other expense, insurance expense and property tax expense, partially offset by a decrease in rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy increased in two market segments: hotel sales and franchise generated.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended June 30, 2007 increased compared to 2006, primarily due to increased rooms revenue and decreases in food and beverage expense, rental and other expense, marketing expense, energy expense and insurance expense, partially offset by decreases in food and beverage revenue, telephone revenue, rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased due to lower hotel group sales.

                      Six Month Periods Ended June 30, 2007
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the six month period ended June 30, 2007 decreased compared to 2006, primarily due to decreases in telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, marketing expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by increased rooms revenue and decreases in rental and other expense, general and administrative expenses, energy expense and management fees. Occupancy decreased due to low demand primarily in walk in business; however, average rates increased $8.40.

Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2007 increased compared to 2006, primarily due to increased rooms revenue and decreases in rooms expense, telephone expense, rental and other expenses, energy expense and insurance expense, partially offset by decreases in telephone revenue, rental and other revenue and increases in general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and property tax expenses. Occupancy decreased slightly due to lower market demand.

Plymouth, Minnesota: Gross operating income increased and operating income decreased for the six month period ended June 30, 2007 compared to 2006, primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, rental and other expense, energy expense and insurance expense, partially offset by decreased telephone revenue and increases in rooms expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and property tax expense. Occupancy is flat to 2006.

Roseville, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2007 increased compared to 2006, primarily due to increases in rooms revenue and telephone revenue and decreases in telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, insurance expense and property tax expense, partially offset by decreased rental and other revenue and increases in rooms expense, marketing expense and management fees. Occupancy increased in two market segments: hotel sales and franchise generated.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Scottsdale, Arizona: Gross operating income and operating income for the six month period ended June 30, 2007 increased compared to 2006, primarily due to increased rooms revenue and deceases in food and beverage expense, rental and other expense, marketing expense and insurance expense, partially offset by decreases in food and beverage revenue, telephone revenue, rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased slightly due to lower hotel group sales.


Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures

     In July 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2007.

b. There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued

                             Registered Tender Offer
                             -----------------------

     On April 2, 2007, MacKenzie Patterson Fuller L.P. and numerous affiliated entities (MacKenzie) initiated a registered tender offer to purchase all of the outstanding BAC's at a price of $12.50 per BAC. The offer expired on May 4, 2007. MacKenzie is not affiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of MacKenzie and does not necessarily represent the fair market value of each BAC.

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


                       CRI HOTEL INCOME PARTNERS, L.P.
                       ---------------------------------------------------------
                       (Registrant)

                       by:  CRICO Hotel Associates I, L.P.
                            ----------------------------------------------------
                            General Partner

                            by:  C.R.I., Inc.
                                 -----------------------------------------------
                                 its General Partner



August 13, 2007                  by:  /s/ H. William Willoughby
---------------                       ------------------------------------------
DATE                                   H. William Willoughby,
                                       Director, President, Secretary,
                                         Principal Financial Officer and
                                         Principal Accounting Officer