Form 10QSB
period 2007-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2007-11-14
CIK 808377

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------


                                   FORM 10-QSB


                                ----------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007


                                ----------------


                         Commission file number 33-11096

                         CRI HOTEL INCOME PARTNERS, L.P.
             Organized pursuant to the Laws of the State of Delaware


                                ----------------


        Internal Revenue Service - Employer Identification No. 52-1500621

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                                ----------------



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

                         CRI HOTEL INCOME PARTNERS, L.P.

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007


                                                                           Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2007 and December 31, 2006......................   1

         Statements of Operations
           - for the three and nine months ended September 30, 2007
             and 2006......................................................   2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2007..................   3

         Statements of Cash Flows
           - for the nine months ended September 30, 2007 and 2006.........   4

         Notes to Financial Statements
           - September 30, 2007 and 2006...................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10

Item 3.  Controls and Procedures...........................................  16


Part II. OTHER INFORMATION

Item 5.  Other Information.................................................  16

Item 6.  Exhibits..........................................................  17

Signature..................................................................  18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                       September 30,   December 31,
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land .............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ..................................................     14,265,485      14,203,940
  Furniture, fixtures and equipment ................................................      3,542,001       3,412,338
  Leasehold improvements ...........................................................      1,431,234       1,431,234
                                                                                       ------------    ------------

                                                                                         20,813,210      20,622,002
  Less: accumulated depreciation and amortization ..................................    (13,482,660)    (12,772,107)
                                                                                       ------------    ------------

                                                                                          7,330,550       7,849,895

Hotel operating cash ...............................................................        249,635         257,861
Cash and cash equivalents ..........................................................        221,597            --
Working capital reserve ............................................................      1,848,508       1,566,548
Capital improvements and real estate tax reserves held by servicer .................        242,394         216,680
Receivables and other assets .......................................................        452,519         537,059
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $685,014 and $648,166, respectively ...........        335,090         371,938
Property purchase costs,
  net of accumulated amortization of $123,681 and $115,903, respectively ...........         58,585          66,363
                                                                                       ------------    ------------

    Total assets ...................................................................   $ 10,738,878    $ 10,866,344
                                                                                       ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..............................................   $    692,437    $    646,633
Hotel trade payables ...............................................................        123,718         251,460
Mortgage payable ...................................................................      7,330,342       7,499,175
Distribution payable ...............................................................        221,597            --
                                                                                       ------------    ------------

    Total liabilities ..............................................................      8,368,094       8,397,268
                                                                                       ------------    ------------

Partners' (deficit) capital:
  General Partner ..................................................................       (341,369)       (339,403)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ............................................      2,712,153       2,808,479
                                                                                       ------------    ------------

    Total partners' capital ........................................................      2,370,784       2,469,076
                                                                                       ------------    ------------

    Total liabilities and partners' capital ........................................   $ 10,738,878    $ 10,866,344
                                                                                       ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended    For the nine months ended
                                                   September 30,               September 30,
                                           --------------------------    --------------------------
                                               2007          2006            2007          2006
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,463,870    $ 2,411,938    $ 7,897,897    $ 7,517,771
  Rental and other .....................        65,778         74,381        209,591        233,280
  Telephone ............................        10,622         13,543         34,569         43,999
  Food and beverage ....................         8,500          7,377         34,902         41,324
                                           -----------    -----------    -----------    -----------

                                             2,548,770      2,507,239      8,176,959      7,836,374
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (746,874)      (725,664)    (2,153,822)    (2,075,851)
  Rental and other .....................       (19,698)       (22,441)       (59,622)       (79,387)
  Telephone ............................       (17,348)       (17,368)       (49,236)       (50,243)
  Food and beverage ....................        (8,544)        (4,078)       (26,663)       (26,724)
                                           -----------    -----------    -----------    -----------

                                              (792,464)      (769,551)    (2,289,343)    (2,232,205)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,756,306      1,737,688      5,887,616      5,604,169
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        51,072         42,034        127,091        117,423
  General and administrative ...........      (312,985)      (278,024)      (960,419)      (864,415)
  Depreciation and amortization ........      (240,523)      (252,387)      (766,096)      (736,771)
  Marketing ............................      (237,550)      (227,767)      (719,247)      (686,329)
  Building lease .......................      (130,788)      (117,733)      (583,043)      (524,063)
  Property operations and maintenance ..      (175,727)      (176,162)      (525,365)      (507,324)
  Energy ...............................      (177,315)      (177,176)      (516,105)      (524,730)
  Property taxes .......................      (131,178)      (124,713)      (393,534)      (374,139)
  Management fees ......................       (89,434)       (87,982)      (286,878)      (274,959)
  Professional fees ....................       (83,937)       (43,325)      (192,599)      (129,975)
  Base asset management fee ............       (23,438)       (23,438)       (70,313)       (70,313)
                                           -----------    -----------    -----------    -----------

                                            (1,551,803)    (1,466,673)    (4,886,508)    (4,575,595)
                                           -----------    -----------    -----------    -----------

Operating income .......................       204,503        271,015      1,001,108      1,028,574

Interest expense .......................      (145,369)      (149,679)      (434,608)      (447,154)
                                           -----------    -----------    -----------    -----------

Net income .............................   $    59,134    $   121,336    $   566,500    $   581,420
                                           ===========    ===========    ===========    ===========


Net income allocated to
  General Partner (2%) .................   $     1,183    $     2,427    $    11,330    $    11,628
                                           ===========    ===========    ===========    ===========

Net income allocated to
  BAC Holders (98%) ....................   $    57,951    $   118,909    $   555,170    $   569,792
                                           ===========    ===========    ===========    ===========

Net income per BAC,
  based on 868,662 BACs outstanding ....   $       .07    $       .14    $       .64    $       .66
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                 Beneficial
                                                                  Assignee
                                                    General      Certificate
                                                    Partner        Holders         Total
                                                  -----------    -----------    -----------
Partners' (deficit) capital, January 1, 2007 ..   $  (339,403)   $ 2,808,479    $ 2,469,076

  Net income ..................................        11,330        555,170        566,500

  Distribution paid ...........................        (8,864)      (434,331)      (443,195)

  Distribution payable ........................        (4,432)      (217,165)      (221,597)
                                                  -----------    -----------    -----------

Partners' (deficit) capital, September 30, 2007   $  (341,369)   $ 2,712,153    $ 2,370,784
                                                  ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the nine months ended
                                                                                September 30,
                                                                          --------------------------
                                                                              2007           2006
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   566,500    $   581,420

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................       766,097        736,771

    Changes in assets and liabilities:
      Increase (decrease) in receivables and other assets, net ........        73,622       (156,896)
      (Decrease) increase in accounts payable and accrued expenses ....        45,804        220,798
      Decrease in hotel trade payables ................................      (127,742)        (7,337)
                                                                          -----------    -----------

        Net cash provided by operating activities .....................     1,324,281      1,374,756
                                                                          -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .................................      (191,208)      (268,394)
  Net (deposits to) withdrawals from working capital reserve ..........      (281,960)      (200,162)
  Net deposits to capital improvements
    and real estate tax reserves held by servicer .....................       (25,714)      (174,202)
                                                                          -----------    -----------

        Net cash used in investing activities .........................      (498,882)      (642,758)
                                                                          -----------    -----------


Cash flows from financing activities:
  Payment of principal on mortgage payable ............................      (168,833)      (156,287)
  Distribution to BAC holders .........................................      (429,186)      (529,884)
  Distribution to General Partner .....................................        (8,864)       (10,814)
  Distribution made on behalf of BAC holders ..........................        (5,145)          --
                                                                          -----------    -----------

        Net cash provided by (used in) financing activities ...........      (612,028)      (696,985)
                                                                          -----------    -----------


Net increase in hotel operating cash and cash and cash equivalents ....       213,371         35,013

Hotel operating cash and cash and cash equivalents, beginning of period       257,861        160,297
                                                                          -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period .....   $   471,232    $   195,310
                                                                          ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $   434,608    $   447,154
                                                                          ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2007, and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006 and its cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the interim periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING POLICIES

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management determined that the implementation of SAB No. 108 did not have a material impact to the Partnership.

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

                           September 30, 2007 and 2006

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


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,848,508 and $1,566,548 as of September 30, 2007 and December 31, 2006, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


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

     During the nine month periods ended September 30, 2007 and 2006, the Partnership made escrow deposits aggregating $174,281 and $174,281, respectively, for capital improvements, and $291,176 and $288,228, respectively, for estimated annual real estate taxes. As of September 30, 2007, and December 31, 2006, the servicer held reserves of $145,958 and $125,969 respectively, for capital improvements and $96,436 and $90,711, respectively, for real estate taxes.


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

                           September 30, 2007 and 2006

                                   (Unaudited)


6.   MORTGAGE PAYABLE - Continued

     The loan may be prepaid, subject to terms and prepayment penalties as set forth in the note. The loan has been securitized in a "no lock" program, the terms of which permit prepayment of the loan with no penalty during the tenth and final year. In December 2006, the loan entered into its tenth year.

     The Partnership made installments of principal and interest aggregating $603,441 for both of the nine month periods ended September 30, 2007 and 2006. The Partnership's balance on this loan was $7,330,342 and $7,499,175 as of September 30, 2007 and December 31, 2006, respectively.

     The General Partner has submitted an application to refinance the mortgage debt when it matures on January 1, 2008.


7.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the third quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.


8.   COMMITMENTS

     a.   Hotel operations management agreements
          --------------------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three or nine month periods ended September 30, 2007 and 2006.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


8.   COMMITMENTS - Continued

     b.   Operating lease agreements
          --------------------------

          The Partnership assumed an existing lease agreement from Days Inns in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008; there are no further extensions provided in the lease agreement. Annual lease payments are equal to the greater of $140,450, or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended September 30, 2007 and 2006, lease payments were $130,788 and $117,733, respectively. For the nine month periods ended September 30, 2007 and 2006, lease payments were $583,043 and $524,063, respectively.


9.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $18,424 and $17,801 for the three month periods ended September 30, 2007 and 2006, respectively, and $55,271 and $53,402 for the nine month periods ended September 30, 2007 and 2006, respectively.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2007 and 2006, respectively.


10.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three and nine month periods ended September 30, 2007 and 2006, the Partnership paid $16,041 and $6,936, respectively, and $57,969 and $30,997, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


10.  RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2007 and 2006.

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

         Type of asset                               Etimated life
         -------------                               -------------

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


12.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains one cash account with the same bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2007, the uninsured portion of the cash balance was $1,971,282.

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

                             New Accounting Policies
                             -----------------------

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management determined that the implementation of SAB No. 108 did not have a material impact to the Partnership.

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

                                  Distributions
                                  -------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the third quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006. The General

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


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

     For the nine month period ended September 30, 2007, net cash provided by the hotel's operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses and current liabilities, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at September 30, 2007 totaled $816,155, which represents a $81,938 decrease from the balances at December 31, 2006. Hotel trade payables decreased primarily due to increased cash and timing of payment compared to the fourth quarter of 2006. Accounts payable and accrued expenses increased primarily due to increases in insurance expense payable, cable television expense payable, wage expense payable and sale and occupancy taxes payable, partially offset by a decrease in management fees.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. In accordance with the terms of the loan, the Partnership made installments of principal and interest aggregating $603,441 for both of the nine month periods ended September 30, 2007 and 2006. The Partnership's balance on this loan was $7,330,342 and $7,499,175 as of September 30, 2007 and December 31, 2006, respectively.

     The General Partner has submitted an application to refinance the mortgage debt when it matures on January 1, 2008.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During the nine month periods ended September 30, 2007 and 2006, the Partnership made escrow deposits aggregating $174,281 and $174,281, respectively, for capital improvements, and $291,176 and $288,228, respectively, for estimated annual real estate taxes. As of September 30, 2007, and December 31, 2006, the servicer held reserves of $145,958 and $125,969 respectively, for capital improvements and $96,436 and $90,711, respectively, for real estate taxes.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Working Capital Reserve
-----------------------

     The working capital reserve of $1,848,508 and $1,566,548 as of September 30, 2007 and December 31, 2006, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and payable to BAC holders of record and to the General Partner for the third quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net income of $59,134 for the three month period ended September 30, 2007 compared to net income of $121,336 in 2006, primarily due to an increase in unallocated operating expenses of $94,168, partially offset by increases in gross operating income of $18,618 and interest and other income of $9,038 and a decrease in interest expense of $4,310. Unallocated operating expenses increased due to higher general and administrative expenses, marketing expense, building lease expense, energy expense, property tax expense, management fees and professional fees, partially offset by decreases in depreciation and amortization expenses and property operations and maintenance expenses. General and administrative expenses increased due to higher insurance expense for the Clearwater hotel and higher reimbursed payroll costs. Professional fees increased primarily due to higher audit costs. Gross operating income increased due to increases in rooms revenue and food and beverage revenue and decreases in rental and other expense and telephone expense, partially offset by decreases in rental and other revenue and telephone revenue and increases in rooms expense and food and beverage expense.

     The Partnership recognized net income of $566,500 for the nine month period ended September 30, 2007 compared to net income of $581,420 in 2006, primarily due to an increase in unallocated operating expenses of $320,581, partially offset by increases in gross operating income of $283,447 and interest and other income of $9,668 and a decrease in interest expenses of $12,546, related to the mortgage. Unallocated operating expenses increased due to higher general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, property operations and maintenance expenses, property operations and maintenance expenses, property tax expense, management fees and professional fees, partially offset by a decrease in energy expense. General and administrative expenses increased primarily due to higher insurance expense at the Clearwater hotel. Building lease expense increased due to higher room revenue at the Scottsdale hotel. Professional fee increased due to higher audit and legal costs in 2007. Gross operating income increased due to higher rooms revenue, as a result of higher rates in 2007, and decreases in rental and other expense, telephone expense and food and beverage expense, partially offset by decreases in rental and other revenue, telephone revenue and food and beverage revenue and an increase in rooms expense. Interest and other income increased in 2007 primarily due to higher cash and cash equivalent balances and interest rates.

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

     An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2007 and 2006, follows.

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

              Hotel Location                 Peak Months
              --------------                 -----------

              Clearwater, FL                 January through March
              Minneapolis, MN                February through November
              Plymouth, MN                   April, June through August
              Roseville, MN                  April through September
              Scottsdale, AZ                 January through May; and
                                               October

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income (Loss) represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2007 and 2006, follow.


                                      Gross Operating Income              Gross Operating Income
                                   for the three month periods         for the nine month periods
                                        ended September 30,                ended September 30,
                                  -----------------------------       ----------------------------
         Hotel Location              2007               2006             2007              2006
         --------------           ----------         ----------       ----------        ----------
         Clearwater, FL           $  153,394         $  196,097       $  740,753        $  795,761
         Minneapolis, MN             585,071            563,041        1,605,674         1,519,992
         Plymouth, MN                251,330            259,415          605,542           612,020
         Roseville, MN               353,244            344,944          839,914           814,324
         Scottsdale, AZ              413,267            374,191        2,095,733         1,862,072
                                  ----------         ----------       ----------        ----------
           Total                  $1,756,306         $1,737,688       $5,887,616        $5,604,169
                                  ==========         ==========       ==========        ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                            Operating Income (Loss)               Operating Income
                                         for the three month periods         for the nine month periods
                                             ended September 30,                 ended September 30,
                                        -----------------------------       ----------------------------
                                           2007               2006             2007              2006
                                        ----------         ----------       ----------        ----------
         Clearwater, Fl                 $  (49,319)        $    6,597       $  106,946        $  236,713
         Minneapolis, MN                   344,536            327,080          899,526           830,329
         Plymouth, MN                      105,385            118,283          181,934           207,121
         Roseville, MN                     194,297            183,717          385,514           363,276
         Scottsdale, AZ                    (61,832)           (71,811)         426,267           304,303
         Depreciation and partnership
           operating expenses             (328,564)          (292,851)        (999,079)         (913,168)
                                        ----------         ----------       ----------        ----------
                                        $  204,503         $  271,015       $1,001,108        $1,028,574
                                        ==========         ==========       ==========        ==========


                                             Average Occupancy                  Average Occupancy
                                         for the three month periods         for the nine month periods
                                             ended September 30,                ended September 30,
                                        -----------------------------       ----------------------------
                                           2007               2006             2007              2006
                                        ----------         ----------       ----------        ----------
         Clearwater, Fl                     53%              63%                59%               69%
         Minneapolis, MN                    91%              94%                87%               89%
         Plymouth, MN                       75%              81%                68%               70%
         Roseville, MN                      84%              86%                74%               72%
         Scottsdale, AZ                     81%              76%                85%               84%


                  Three Month Periods Ended September 30, 2007
                  --------------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended September 30, 2007 decreased compared to 2006, primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, rental and other expense, energy expense, insurance expense and property tax expense, partially offset by decreases in general and administrative expenses, marketing expense, repair and maintenance expenses and management fees. Occupancy decreased due to lack of market demand primarily in hotel sales from three top corporate clients; however, average rate increased $2.43.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2007 increased compared to 2006, primarily due to an increase in rooms revenue and decreases in rental and other expense, energy expense and insurance expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and property tax expense. Occupancy was down; however, average rate increased $4.85. The increase came from primarily franchise generated room nights.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2007 decreased compared to 2006, primarily due to decreases in rooms revenue, telephone revenue, rental and other revenue and increases in telephone expense, energy expense, repair and maintenance expenses and property tax expense, partially offset by decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, management fees and insurance expense. Occupancy decreased due to less production from corporate training groups.

Roseville, Minnesota: Gross operating income and operating income increased for the three month period ended September 30, 2007 compared to 2006, primarily due to increases in rooms revenue and telephone revenue and decreases in rental and other expense, general and administrative expenses, energy expense, insurance expense and property tax expense, partially offset by a decrease in rental and other revenue and increases in rooms expense, telephone expense, marketing expense, repair and maintenance expenses and management fees. Occupancy decreased slightly due to market demand. However, average rate increased $2.66.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Scottsdale, Arizona: Gross operating income increased and operating loss decreased for the three month period ended September 30, 2007 compared to 2006, primarily due to increases in rooms revenue, food and beverage revenue and telephone revenue and decreases in telephone expense, energy expense, repair and maintenance expenses and insurance expense, partially offset by a decrease in rental and other revenue and increases in rooms expense, food and beverage expense, rental and other expense, general and administrative expenses, marketing expense, management fees, property tax expense and land lease expense. Occupancy increased due to a strong tour and travel market.

                   Nine month Periods Ended September 30, 2007
                   -------------------------------------------

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2007 decreased compared to 2006, primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, marketing expense, insurance expense and property tax expense, partially offset by decreases in rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to low demand primarily in walk in business and less production from three top corporate clients; however, average rate increased $6.69.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2007 increased compared to 2006, primarily due to an increase in rooms revenue and decreases in telephone expense, rental and other expense, energy expense and insurance expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased slightly due to lower market demand; however, average rate increased $4.48.

Plymouth, Minnesota: Gross operating income and operating income decreased for the nine month period ended September 30, 2007 compared to 2006, primarily due to a decrease in telephone revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense, partially offset by increases in rooms revenue and rental and other revenue and decreases in rental and other expense and insurance expense. Occupancy decreased due to weak corporate demand in the first and third quarters.

Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2007 increased compared to 2006, primarily due to increases in rooms revenue and telephone revenue and decreases in telephone expense, rental and other expense, general and administrative expenses, energy expense, insurance expense and property tax expense, partially offset by a decrease in rental and other revenue and increases in rooms expense, marketing expense, repair and maintenance expenses and management fees. Occupancy increased in two market segments: hotel sales and franchise generated.

Scottsdale, Arizona: Gross operating income and operating income for the nine month period ended September 30, 2007 increased compared to 2006, primarily due to increased rooms revenue and decreases in food and beverage expense, telephone expense, rental and other expense, marketing expense and insurance expense, partially offset by decreases in food and beverage revenue, telephone revenue and rental and other revenue and increases in rooms expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy increased due to strong tour and travel market demand.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures

     In October 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2007.

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

     In response to the MacKenzie registered tender offer, on April 11, 2007, the General Partner filed a Schedule 14D-9. In that filing, the General Partner recommended that BAC holders reject the MacKenzie offer because the offer price was far lower than MacKenzie's own estimated liquidation value of the Partnership and it believed that current BAC holders could realize that difference in value themselves by choosing to hold their investments for several more years until the Partnership's assets are liquidated.

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



November 14, 2007                      by:  /s/ H. William Willoughby
-----------------                           ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer