Form 10KSB
period 2007-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2008-03-31
CIK 808377

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-KSB


                                ----------------


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007


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

                                 (301) 468-9200

                                ----------------


                    Securities registered pursuant to Section
                               12(g) of the Act:

                        BENEFICIAL ASSIGNEE CERTIFICATES


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $10,703,816.

The beneficial assignee certificates of the registrant are not traded in any market. Therefore, the beneficial assignee certificates had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS



                                                                          Page
                                                                          ----
                                     PART I

Item 1.  Business ....................................................... I-1
Item 2.  Properties...................................................... I-2
Item 3.  Legal Proceedings............................................... I-2
Item 4.  Submission of Matters to a Vote of Security Holders............. I-2


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-3
Item 7.  Financial Statements............................................ II-8
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................ II-8
Item 8A. Controls and Procedures......................................... II-8
Item 8B. Other Information............................................... II-9


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-1
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits........................................................ III-3
Item 14. Principal Accountant Fees and Services.......................... III-4

Signatures............................................................... III-6

Report of Independent Registered Public Accounting Firm.................. III-8

Financial Statements..................................................... III-9

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

Development and Description of Business
---------------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. The Partnership's primary objectives continue to be cash flow growth and capital appreciation. However, the attainment of these objectives is principally dependent on the hotels' operations. The hotels are or had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc., formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns. The Partnership is in the process of changing management companies for the hotels, which will continue to be operated as Days Inns.

     The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation. The General Partner has authority in the overall management and control of the Partnership. The Assignor Limited Partner of the Partnership is CRICO Hotel Fund, Inc. (CRICO Hotel Fund).

     The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and a prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of the limited partner interests held by CRICO Hotel Fund. BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum of 2,344,000 BACs, or $58,600,000.
The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2007, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the General Partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

ITEM 2. PROPERTIES
        ----------

     A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2007, follows.


             NAME AND LOCATION              NO. OF ROOMS        DATE ACQUIRED         PURCHASE PRICE
         -------------------------         -------------        -------------         --------------
         Clearwater Days Inn                    117                04/01/88             $3,750,000
           Clearwater, Florida


         Minneapolis Days Inn                   130                11/01/87             $4,800,000
           Minneapolis, Minnesota


         Plymouth Days Inn                      113                12/30/87             $4,000,000
           Plymouth, Minnesota


         Roseville Days Inn                     114                03/01/88             $4,200,000
           Roseville, Minnesota


         Scottsdale Days Inn                    167                07/01/88             $2,000,000
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

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

          On April 2, 2007, MacKenzie Patterson Fuller L.P. and numerous affiliated entities (MacKenzie) initiated a registered tender offer to purchase all of the outstanding BACs at a price of $12.50 per BAC. The offer expired on May 4, 2007. MacKenzie is not affiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of MacKenzie and does not necessarily represent the fair market value of each BAC.

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

          A number of investors have sold their BACs to other investors. If more than two percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Section 7704 of the Internal Revenue Code defines the term "publicly traded partnership" as any partnership for federal income tax purposes, the interests of which are readily traded on an established securities market, or readily tradable on a secondary market or the substantial equivalent thereof. If the Partnership is classified as a "publicly traded partnership" or otherwise fails to qualify as a partnership for federal income tax purposes in any taxable year, it would then be subject to federal income tax on any taxable income in that taxable year at regular corporate rates. A BAC holder could not then take into account the BAC Holder's distributive share of the Partnership's and would be subject to tax on the BAC holder's share of the Partnership's income to the extent distributed either as dividends out of current or accumulated earnings and profits or as taxable gain in excess of the tax basis of the investor's BACs. A BAC holder could also have to file amended income tax returns. If the Partnership were taxed as a corporation, the BAC holder's cash flow, the return on investment and the value of the investor's BACs would be significantly reduced. Also, the income and losses from the Partnership would no longer be considered a passive activity.

          From January 1, 2007 through April 29, 2007, the Partnership received sale transfer requests for approximately 2.0% of the outstanding BAC's. Accordingly, to remain within the two percent safe harbor, effective April 30, 2007, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2007. As a result, transfers of BACs due to sale transactions were not recognized by the Partnership between April 30, 2007 and December 31, 2007. The Partnership's unaffiliated transfer agent, Registrar & Transfer Company, informed the General Partner in late January, 2008 that it had processed sale transfers in excess of four percent of the outstanding BACs in early January, 2008. However, the Partnership determined that virtually all of these transfers relate to the tender offer by MacKenzie in 2007. The Partnership is of the view that BACs being transferred pursuant to tender offers are not "readily tradable

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
        -----------------------------------------------
          CERTIFICATES AND RELATED PARTNERSHIP MATTERS - Continued
          --------------------------------------------

          on a secondary market or the substantial equivalent thereof", because the offeror sets the price, timing and other terms of such transfers, so BAC holders are not able to sell their interests in a manner that is comparable to trading on a securities market. On this basis, transfers pursuant to tender offers should not count toward the safe harbor limitation. There can be no assurance, however, that the Internal Revenue Service will agree with the Partnership's position and take no action to treat it as a publicly traded partnership. Accordingly, the General Partner has instructed the transfer agent to halt all further sale transfers for the rest of 2008. The Partnership sought an opinion from its tax counsel that it is "more likely than not" that there would be no adverse tax consequences to the Partnership in connection with exceeding the safe harbor limitation in 2008. In supplying information requested in connection with the opinion, the General Partner became aware that the percentage of trades significantly exceeded the safe harbor in 2006, when Treasury Regulations applicable to the Partnership reduced the safe harbor amount from five percent to two percent, and in 2007, when a re-calculation of the non-exempt transfers reflected a total transfer of 2.21%. However, if transfers in connection with known tender offers are not counted, the percentage of sale transfers is reduced to well under two percent. The Partnership's tax attorneys issued an opinion to the effect that the transfers pursuant to the tender offers were not the type of regular and ongoing trading activities contemplated as constituting public trading and that therefore it was more likely than not that such trading would not result in the Partnership being treated as a publicly traded partnership under Section 7704. However, there can be no assurance that the Internal Revenue Service will agree with the Partnership's position and take no action to treat it as a publicly traded partnership.

     (b) As of March 31, 2008, there were 892 registered holders of BACs in the Partnership.

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006. See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-KSB at December 31, 2007. Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method. The calculation requires three amounts for each asset; (1) the purchase price, (2) the estimated useful life, (3) the estimated residual value at the end of the asset's useful life. Of these three amounts, two are estimates that require significant
management  judgment.   In  order  to  determine  the  appropriate   allocation,
management periodically reviews the particular asset's historical or current replacement cost, useful economic life, and residual value, and updates this information as necessary. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

                          New Accounting Pronouncement
                          ----------------------------

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

                             Travel and the Economy
                             ----------------------

     The hotels' improvement in room demand continues at a steady pace. This improvement has had a positive impact on rooms revenue at four of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The General Partner did not declare a distribution for the third and fourth quarters of 2006. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

                          Financial Condition/Liquidity
                          -----------------------------

     The General Partner expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, which are primarily funded from the capital improvements reserves, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2.5 million from the working capital reserve to the hotels for such capital improvements.

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

     For the years ended December 31, 2007 and 2006, net cash provided by the hotels' operating activities was adequate to support investing and financing activities. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at December 31, 2007 totaled $926,911, which represents a $28,818 increase from the corresponding amounts in 2006. Accounts payable and accrued expenses increased primarily due to higher land lease payable and accrued payroll cost. Hotel trade payables decreased compared to December 31, 2006, primarily due to an increase in available cash.

                                    Financing
                                    ---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan bears interest at the rate of 7.72% per annum and matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due.

     The Partnership's balance on this loan was $7,273,441 and $7,499,175 as of December 31, 2007 and 2006, respectively.

     The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan is in default, the special servicer has agreed to a forbearance agreement for a period through June 30, 2008 in consideration for payment of a fee in the amount of $72,734.41, and continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     On January 22, 2008, the Partnership signed commitment letters with General Electric Credit Corporation ("GE") to refinance the three hotels in Minnesota. It planned to use the loan proceeds to pay off the existing debt in full.

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Due to this finding, GE decided that it could not make a loan secured by that property. It did, however, offer to increase the amounts it would lend with respect to the two other Minnesota hotels and also make a loan secured by the Florida hotel. The new debt would be structured as three separate loans, which would be cross-collateralized with first mortgages on each of the properties. The combined loan amounts total $4,825,000. The holder of the current debt refuses to release any of the collateral until the entire debt is repaid in full, so the Partnership is currently seeking a bridge loan to cover the difference. The GE rate lock holds until April 25, 2008, so the Partnership is working toward obtaining the supplemental financing by that date. If it is unable to do so, it will seek to extend the forbearance agreement with respect to the existing debt for six months at a time until the environmental issue at University is resolved and the Partnership can obtain financing sufficient to pay off the current debt in full. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. The Partnership has been advised that the VIC Program process will likely take from six months to eighteen months.

         Capital Improvements, Real Estate Tax Reserves Held by Servicer
         ---------------------------------------------------------------
                          and Intercompany Transactions
                          -----------------------------

     In addition to the monthly loan installments, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes. During 2007 and 2006, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements, and $389,142 and $384,833, respectively, for estimated annual real estate taxes. As of December 31, 2007 and 2006, the servicer held reserves of $197,736 and $125,969, respectively, for capital improvements, and $117,849 and $90,711, respectively, for real estate taxes.

     In November 2007, the Partnership contributed $31,835, $56,880, $39,636 and
$145,725  to  the  Clearwater  hotel,   Plymouth  hotel,   Roseville  hotel  and
Minneapolis hotel, respectively, for capital improvements.

                             Working Capital Reserve
                             -----------------------

     The working capital reserve of $1,582,408 and $1,566,548 as of December 31, 2007 and 2006, respectively, represents all cash and cash equivalents, as defined in Note 1.d. of the accompanying financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                          Distributions to BAC holders
                          ----------------------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.

                       Results of Operations - Partnership
                       -----------------------------------

2007 versus 2006
----------------

     The Partnership's net income for the year ended December 31, 2007, decreased compared to 2006 primarily due to an increase in unallocated operating expenses and a decrease in interest and other income, partially offset by an increase in gross operating income and a decrease in interest expense, related to the mortgage. The increase in unallocated operating expenses was due to increases in general and administrative expenses, depreciation and amortization expenses, marketing expense, building lease expense, property operations and maintenance expenses, management fees and professional fees, partially offset by decreases in energy expense and property tax expense. General and administrative expenses increased primarily due to higher insurance costs and higher reimbursed payroll costs. Building lease expense increased due to higher rooms revenue at the Scottsdale hotel. Professional fees increased due to higher audit and legal costs in 2007. Gross operating income increased due to higher rooms revenue, as a result of higher rates in 2007, and a decrease in rental and other expense, partially offset by decreases in rental and other revenue, food and beverage revenue and telephone revenue and increases in rooms expense, food and beverage expense and telephone expense.

                         Results of Operations - Hotels
                         ------------------------------

     Analysis of each hotel's operating results for the year 2007 versus the year 2006 follows.

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

                  Hotel Location                 Peak Months
                  --------------            ---------------------

                  Clearwater, FL            January through April
                  Minneapolis, MN           March through November
                  Plymouth, MN              April through October
                  Roseville, MN             April through October
                  Scottsdale, AZ            January through April; and
                                              October and November

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Although there has been some improvement in the hotels' room demand, the hotels' results of operations set forth below may not be consistent with longer-term historical trends.

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the years ended December 31, 2007 and 2006, follow.

                                            Gross Operating Income
                                       ----------------------------------
     Hotel Location                        2007                  2006
     --------------                    -----------            -----------

     Clearwater, FL                    $   878,090            $   994,816
     Minneapolis, MN                     2,067,131              1,974,217
     Plymouth, MN                          770,239                777,221
     Roseville, MN                       1,081,000              1,019,430
     Scottsdale, AZ                      2,708,112              2,444,228
                                       -----------            -----------
         Total                         $ 7,504,572            $ 7,209,912
                                       ===========            ===========


                                               Operating Income
                                       ----------------------------------
     Hotel Location                        2007                  2006
     --------------                    -----------            -----------

     Clearwater, FL                    $    60,197            $   232,230
     Minneapolis, MN                     1,130,057              1,062,451
     Plymouth, MN                          218,879                242,244
     Roseville, MN                         446,553                402,882
     Scottsdale, AZ                        509,800                381,662
     Depreciation and net Partnership
       operating expenses               (1,301,366)            (1,213,332)
                                       -----------            -----------
         Total                         $ 1,064,120            $ 1,108,137
                                       ===========            ===========


                                              Average Occupancy
                                       ----------------------------------
     Hotel Location                       2007                   2006
     --------------                    -----------            -----------

     Clearwater, FL                        56%                    67%
     Minneapolis, MN                       84%                    87%
     Plymouth, MN                          66%                    68%
     Roseville, MN                         72%                    69%
     Scottsdale, AZ                        83%                    80%


2007 versus 2006
----------------

Clearwater, Florida: Gross operating income and operating income for the year ended December 31, 2007, decreased compared to 2006 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, marketing expense and insurance expense, partially offset by decreases in rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased due to low demand primarily in walk in business and less production from three top corporate clients; however, average rate increased $5.60.

Minneapolis, Minnesota: Gross operating income and operating income for the year ended December 31, 2007, increased compared to 2006 primarily due to an increase in rooms revenue and decreases in rental and other expense, energy expense and insurance expense, partially offset by decreases in telephone revenue, rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased slightly due to lower market demand; however, average rate increased $4.33.

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

Plymouth, Minnesota: Gross operating income and operating income for the year ended December 31, 2007, decreased compared to 2006 primarily due to decreases in telephone revenue and rental and other revenue and increases in rooms expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees, partially offset by increased rooms revenue and decreases in telephone expense, rental and other expense, insurance expense and property tax expense. Occupancy decreased due to weak corporate demand in the first and third quarters; however, average rate increased $1.41.

Roseville, Minnesota: Gross operating income and operating income for the year ended December 31, 2007, increased compared to 2006 primarily due to increases in rooms revenue and telephone revenue and decreases in telephone expense, rental and other expense, energy expense, insurance expense and property tax expense, partially offset by a decrease in rental and other revenue and increases  in rooms  expense,  general and  administrative  expenses,  marketing expense, repair and maintenance expenses and management fees. Occupancy increased in two market segments: hotel sales and franchise generated. Average rate increased $0.66.

Scottsdale, Arizona: Gross operating income and operating income for the year ended December 31, 2007, increased compared to 2006 primarily due to increased rooms revenue and decreases in telephone expense, rental and other expense, marketing expense and insurance expense, partially offset by decreases in food and beverage revenue, telephone revenue and rental and other revenue and
increases   in  rooms   expense,   food  and  beverage   expense,   general  and
administrative expenses, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy increased due to strong tour and travel market demand. Average rate increased $3.94.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2007, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2007, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2007.

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

William B. Dockser, 71, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 61 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 31, 2008.

                                                                           % of total
            Name and Address                 Amount and Nature             BACs issued
          of Beneficial Owner             of Beneficial Ownership         and outstanding
          -----------------------         -----------------------         ---------------
          CMG Advisors LLC, et.al.              108,209 BACs                    12.5%
          1000 Second Avenue
          Suite 3950
          Seattle, WA 98104

          Equity Resource
            Investments, LLC                     51,293 BACs                     5.9%
          1280 Massachusetts Avenue
          4th Floor
          Cambridge, MA 02138

          MacKenzie, Patterson
            Fuller, LLP                          64,905 BACs                     7.5%
          1640 School Street
          Suite 100
          Morgan, CA 94556

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 31, 2008, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

                                                                             % of total
               Name of                       Amount and Nature              BACs issued
           Beneficial Owner               of Beneficial Ownership          and outstanding
           --------------------------     -----------------------          ---------------
           William B. Dockser                      None                         0.0%
           H. William Willoughby                   None                         0.0%
           All Directors and Officers
             as a Group (2 persons)                None                         0.0%

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

          Exhibit No. 10.1 - Form of  Management  Agreement  dated March 1, 2008 between Registrant and Oak Hotels, Inc. for the University, Plymouth and Roseville hotels (replaces 10 b. and d. above as to these three hotels).

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2007 and 2006, the Partnership retained Grant Thornton LLP to provide services as follows.

                                            Year Ended December 31,
                                          ----------------------------
                                            2007                2006
                                          --------            --------

     Audit fees (1)                       $173,100            $177,779
     Audit-related fees                         --                  --
     Tax fees (2)                           16,500              15,750
     All other fees                             --                  --
                                                --                  --
                                          --------            --------
         Total billed                     $189,600            $193,529
                                          ========            ========


     (1)  Includes quarterly reviews of Forms 10-QSB.
     (2)  Preparation of Partnership federal and state tax returns.

                                     III-4

                                    PART III
                                    --------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - Continued
         --------------------------------------

     The Partnership has no directors or officers. The Board of Directors of the General Partner of the General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the General Partner of the General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2007 and 2006.

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



March 31, 2008                         by:  /s/ William B. Dockser
--------------                              ----------------------------------
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



March 31, 2008                         by:  /s/ H. William Willoughby
--------------                              ----------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer




                                     III-6

        Management's Report on Internal Control Over Financial Reporting


     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Partnership's assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership.

     Management has used the framework set forth in the report entitled "Internal Control -- Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Partnership's internal control over financial reporting. Management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.


                                     III-7

Report of Independent Registered Public Accounting Firm


Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners'
(deficit) capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners' (deficit) capital, and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                     III-8

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 3, the Partnership has approximately $7.3 million in outstanding debt that was due on January 1, 2008. The Partnership was unable to refinance the mortgage debt prior to its maturity and the loan is presently in default. The Partnership has obtained a forbearance for a period through June 30, 2008. Management's plans relating to these matters are more fully discussed in Note 3. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

McLean, Virginia
March 31, 2008


                                     III-9

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                   December 31,
                                                                           ----------------------------
                                                                               2007            2006
                                                                           ------------    ------------
Property and equipment - at cost:
  Land .................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ......................................     14,265,485      14,203,940
  Furniture, fixtures and equipment ....................................      3,721,657       3,412,338
  Leasehold improvements ...............................................      1,431,234       1,431,234
                                                                           ------------    ------------

                                                                             20,992,866      20,622,002
  Less: accumulated depreciation and amortization ......................    (13,703,827)    (12,772,107)
                                                                           ------------    ------------

                                                                              7,289,039       7,849,895

Hotel operating cash ...................................................        576,809         257,861
Working capital reserve ................................................      1,582,408       1,566,548
Capital improvements and real estate tax reserves held by servicer .....        315,585         216,680
Receivables and other assets, net of allowance for doubtful accounts
  of $34,096 and $30,000, respectively .................................        329,260         537,059
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $697,296 and $648,166, respectively        322,807         371,938
Property purchase costs,
  net of accumulated amortization of $126,274 and $115,903, respectively         55,993          66,363
Deposit ................................................................         18,000            --
                                                                           ------------    ------------

    Total assets .......................................................   $ 10,489,901    $ 10,866,344
                                                                           ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..................................   $    698,514    $    646,633
Hotel trade payables ...................................................        228,397         251,460
Mortgage payable .......................................................      7,273,441       7,499,175
                                                                           ------------    ------------

    Total liabilities ..................................................      8,200,352       8,397,268
                                                                           ------------    ------------

Partners' (deficit) capital:
  General Partner ......................................................       (342,994)       (339,403)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ................................      2,632,543       2,808,479
                                                                           ------------    ------------

    Total partners' capital ............................................      2,289,549       2,469,076
                                                                           ------------    ------------

    Total liabilities and partners' capital ............................   $ 10,489,901    $ 10,866,344
                                                                           ============    ============

                  The accompanying notes are an integral part
                         of these financial statements.

                                     III-10

                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                                             For the years ended
                                                                 December 31,
                                                        ----------------------------
                                                            2007            2006
                                                        ------------    ------------
Revenue:
  Rooms .............................................   $ 10,134,740    $  9,724,276
  Rental and other ..................................        297,050         325,777
  Food and beverage .................................         48,382          50,680
  Telephone .........................................         47,336          56,931
                                                        ------------    ------------

                                                          10,527,508      10,157,664

Departmental expenses:
  Rooms .............................................     (2,840,633)     (2,744,806)
  Rental and other ..................................        (77,702)       (102,452)
  Food and beverage .................................        (38,054)        (34,386)
  Telephone .........................................        (66,547)        (66,108)
                                                        ------------    ------------

                                                          (3,022,936)     (2,947,752)

Gross operating income ..............................      7,504,572       7,209,912
                                                        ------------    ------------


Unallocated operating income (expenses):
  Interest and other income .........................        176,308         177,020
  General and administrative ........................     (1,273,968)     (1,170,269)
  Depreciation and amortization .....................     (1,005,778)       (994,029)
  Marketing .........................................       (935,595)       (900,973)
  Building lease ....................................       (755,942)       (685,667)
  Property operations and maintenance ...............       (689,112)       (677,429)
  Energy ............................................       (674,686)       (677,479)
  Property taxes ....................................       (508,610)       (513,415)
  Management fees ...................................       (417,238)       (372,255)
  Professional fees .................................       (262,081)       (193,529)
  Base asset management fee .........................        (93,750)        (93,750)
                                                        ------------    ------------

                                                          (6,440,452)     (6,101,775)

Operating income ....................................      1,064,120       1,108,137

Interest expense ....................................       (578,855)       (595,797)
                                                        ------------    ------------

Net income ..........................................   $    485,265    $    512,340
                                                        ============    ============


Net income allocated to General Partner (2%) ........   $      9,705    $     10,247
                                                        ============    ============

Net income allocated to BAC holders (98%) ...........   $    475,560    $    502,093
                                                        ============    ============

Net income per BAC, based on 868,662 BACs outstanding   $       0.55    $       0.58
                                                        ============    ============


                  The accompanying notes are an integral part
                         of these financial statements.

                                     III-11

                         CRI HOTEL INCOME PARTNERS, L.P.


              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                           Beneficial
                                                                            Assignee
                                                        General           Certificate
                                                        Partner             Holders            Total
                                                       ----------         -----------        ----------
Partners' (deficit) capital, January 1, 2006           $(338,836)         $2,836,270         $2,497,434

  Net income                                              10,247             502,093            512,340

Distribution of $0.61 per BAC holders
  and General Partner                                    (10,814)           (529,884)          (540,698)
                                                       ----------         -----------        ----------

Partners' (deficit) capital, December 31, 2006          (339,403)          2,808,479          2,469,076
                                                       ----------         -----------        ----------

  Net income                                               9,705             475,560            485,265

Distribution of $0.75 per BAC holders
  and General Partner                                    (13,296)           (651,496)          (664,792)
                                                       ----------         -----------        ----------

Partners' (deficit) capital, December 31, 2007         $(342,994)         $2,632,543         $2,289,549
                                                       =========          ==========         ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                                     III-12

                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS

                                                                             For the years ended
                                                                                 December 31,
                                                                          --------------------------
                                                                              2007          2006
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   485,265    $   512,340

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................     1,005,778        994,029

    Changes in assets and liabilities:
     Increase (decrease) in receivables and other assets, net .........       193,242        (74,522)
     Increase in accounts payable and accrued expenses ................        51,881        134,928
     (Decrease) increase in hotel trade payables ......................       (23,063)        32,035
                                                                          -----------    -----------

        Net cash provided by operating activities .....................     1,713,103      1,598,810
                                                                          -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .................................      (370,864)      (331,128)
  Net deposits to working capital reserve .............................       (15,860)      (387,508)
  Net (deposits to) withdrawals from capital improvements
    and real estate tax reserves held by servicer .....................       (98,905)       (33,120)
                                                                          -----------    -----------

        Net cash used in investing activities .........................      (485,629)      (751,756)
                                                                          -----------    -----------


Cash flows from financing activities:
  Distribution to BAC holders and on behalf of BAC holders ............      (651,496)      (529,884)
  Distribution to General Partners ....................................       (13,296)       (10,814)
  Payment of principal on mortgage payable ............................      (225,734)      (208,792)
  Deposit .............................................................       (18,000)          --
                                                                          -----------    -----------

        Net cash used in financing activities .........................      (908,526)      (749,490)
                                                                          -----------    -----------


Net increase in hotel operating cash and
  cash and cash equivalents ...........................................       318,948         97,564

Hotel operating cash and cash and cash equivalents, beginning of year .       257,861        160,297
                                                                          -----------    -----------

Hotel operating cash and cash and cash equivalents, end of year .......   $   576,809    $   257,861
                                                                          ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ..............................   $   578,855    $   595,797
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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization and offering
          -------------------------

          CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. The Partnership's primary objectives continue to be cash flow growth and capital appreciation. However, the attainment of these objectives is principally dependent on the hotels' operations. The hotels are or had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns. The Partnership is in the process of changing management companies for the hotels, which will continue to be operated as Days Inns.

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

          The Registration Statement of the Partnership was declared effective by the Securities and Exchange Commission (SEC) on April 17, 1987, and a prospectus of the same date was printed. The Partnership registered a total of 6,000,000 Beneficial Assignee Certificates (BACs), at $25 per BAC, with the SEC. BACs represent beneficial assignments of the limited partner interests held by CRICO Hotel Fund. BACs were to be offered in series, with Series A having a minimum of 196,000 BACs, or $4,900,000, and a maximum of 2,344,000 BACs, or $58,600,000. The Partnership terminated the Series A offering on March 31, 1988 with 868,662 BACs, or gross proceeds of $21,716,550, and does not intend to offer another series.

          In addition to the capital provided by the sale of BACs, the Partnership issued Zero Coupon Notes (the Notes) to finance its acquisition of the hotels. The Partnership's original prospectus indicated that the hotels would need to be sold or the debt would need to be refinanced at the time the Notes matured. The prospectus also indicated that the Partnership intended to sell the hotels (after a period of time not likely to be longer than twelve years after the date of acquisition) if financial conditions in the future made such sales desirable. During 1997, the General Partner solicited and reviewed offers for both sale and refinancing opportunities for the hotels. The solicitation, however, did not result in a purchase offer which would have provided an adequate return to the BAC holders. As a result, the General Partner chose to refinance the loans on the four hotels. Proceeds of the refinancing were adequate to pay the maturing Notes and to set aside reserves for capital improvements. The General Partner is not currently soliciting sale offers.

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

     d.   Hotel operating cash; cash and cash equivalents
          -----------------------------------------------

          Hotel operating cash and cash and cash equivalents consist of demand deposits, repurchase agreements and money market funds which have not been designated as a working capital reserve by the General Partner. Hotel operating cash represents funds maintained at the hotels and by the hotels' unaffiliated manager while cash and cash equivalents represents funds maintained at the Partnership. The Partnership has determined that the carrying amounts for these items approximate fair value.

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

     f.   Hotel accounts receivable
          -------------------------

          Hotel accounts receivable, which is included in receivables and other assets in the accompanying balance sheets, is reviewed by the Partnership for collectibility. Hotel accounts receivables are reflected net of allowance for doubtful accounts of $34,096 and $30,000 as of December 31, 2007 and 2006, respectively.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     n.   Risk and uncertainties
          ----------------------

          For several years after 2001, the hotels in which the Partnership is invested experienced declines in average occupancy and revenue resulting from a decrease in both business and leisure bookings due to concerns over the safety of air travel, combined with general economic conditions in the markets where they are located. Although performance began to improve in 2004, weaker hotel performance could impact the Partnership's ability to pay operating expenses and current liabilities, to fund the working capital and capital improvements reserves, to fund capital projects, and to pay distributions to BAC holders. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

     o.   New accounting pronouncement
          ----------------------------

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


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

          The number of BACs sold, along with debt instruments issued by the Partnership, as discussed below, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2007, the Partnership remained invested in four hotels and one leasehold interest, as follows.


             Hotels               Date of purchase    Amount of purchase
      -------------------         ----------------    ------------------

      Clearwater Days Inn              04/01/88            $3,750,000
      Minneapolis Days Inn             11/01/87            $4,800,000
      Plymouth Days Inn                12/30/87            $4,000,000
      Roseville Days Inn               03/01/88            $4,200,000

       Leasehold interest         Date of purchase    Amount of purchase
      -------------------         ----------------    ------------------

      Scottsdale Days Inn (A)          07/01/88            $2,000,000


     (A) Included in the purchase of the Scottsdale leasehold interest was $618,000 allocated to furniture, fixtures and equipment.


                                     III-17

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   MORTGAGE PAYABLE - UNCERTAINTY

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan bears interest at the rate of 7.72% per annum and matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due.

     The Partnership's balance on this loan was $7,273,441 and $7,499,175 as of December 31, 2007 and 2006, respectively.

     The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan is in default, the special servicer has agreed to a forbearance agreement for a period of 180 days in consideration for payment of a fee in the amount of $72,734.41, and continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

     On January 22, 2008, the Partnership signed commitment letters with General Electric Credit Corporation ("GE") to refinance the three hotels in Minnesota. It planned to use the loan proceeds to pay off the existing debt in full.

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Due to this finding, GE decided that it could not make a loan secured by that property. It did, however, offer to increase the amounts it would lend with respect to the two other Minnesota hotels and also make a loan secured by the Florida hotel. The new debt would be structured as three separate loans, which would be cross-collateralized with first mortgages on each of the properties. The combined loan amounts total $4,825,000. The holder of the current debt refuses to release any of the collateral until the entire debt is repaid in full, so the Partnership is currently seeking a bridge loan to cover the difference. The GE rate lock holds until April 25, 2008, so the Partnership is working toward obtaining the supplemental financing by that date. If it is unable to do so, it will seek to extend the forbearance agreement with respect to the existing debt for six months at a time until the environmental issue at University is resolved and the Partnership can obtain financing sufficient to pay off the current debt in full. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. The Partnership has been advised that the VIC Program process will likely take from six months to eighteen months.

     In the event that the Partnership is unable to obtain refinancing or extend the forbearance agreement, the lender may exercise its right to foreclose on one or all of the hotels. These factors raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Partnership has determined that the carrying value of the current loan approximates fair value based on its market rate of interest. All properties listed under the agreement have been pledged under the current mortgage payable.

                                     III-18

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX RESERVES HELD BY
       SERVICER AND INTERCOMPANY TRANSACTIONS

     In addition to the monthly loan installments under the current loan, as discussed above, the Partnership also makes monthly payments which are escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 is held in escrow and may be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The monthly real estate tax payments equal one-twelfth of the estimated yearly taxes and assessments to be levied on the hotels, currently estimated as $32,655 per month. The servicer of the loan pays such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments are due on the same day as the monthly principal and interest installments until the current loan is paid in full.

     During 2007 and 2006, the Partnership made escrow deposits aggregating $232,374 and $232,374, respectively, for capital improvements, and $389,142 and $384,833, respectively, for estimated annual real estate taxes. As of December 31, 2007 and 2006, the servicer held reserves of $197,736 and $125,969, respectively, for capital improvements, and $117,849 and $90,711, respectively, for real estate taxes.

     In November 2007, the Partnership contributed $31,835, $56,880, $39,636 and
$145,725  to  the  Clearwater  hotel,   Plymouth  hotel,   Roseville  hotel  and
Minneapolis hotel, respectively, for capital improvements.


5.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,582,408 and $1,566,548 as of December 31, 2007 and 2006, respectively, represents all cash and cash equivalents, as defined in Note 1.d., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


6.   COMMITMENTS

     a.   Hotel Management Agreements
          ---------------------------

          The Partnership entered into management agreements with Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base asset management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned by Buckhead in 2007 or 2006. As the respective contracts expire, the Partnership has entered into new management contracts with Oak Hotels, Inc. under substantially similar business terms.

                                     III-19

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

     b.   Lease Agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. There are no further extensions provided in the lease agreement, but the Partnership is in negotiations for certain short term extensions through December 31, 2009 until the ground lessor decides to re-develop the property. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2007 and 2006, annual lease payments were $755,942 and $685,667, respectively.

     c.   License Agreements
          ------------------

          The Partnership is in the process of having the five License Agreements pursuant to which the hotels are operated as Days Inns assigned from the current licensee (and former management agent), Buckhead Hotel Management Company, Inc. d/b/a Bryanston Group, Inc., to the Partnership as Licensee. The business terms will remain identical


7.   GROUND LEASE AGREEMENTS

     The Partnership leases a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operates a Baker's Square restaurant on the property. The lease expires on January 27, 2016. The lease provides two options to extend the lease for additional periods of five years each. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $73,694 and $71,202 for 2007 and 2006, respectively. As of March 2008, Viacorp failed to pay the monthly rent due and is now in default.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $30,000 for both 2007 and 2006.


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

                                     III-20

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


8.   PARTNERS' CAPITAL - Continued

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. A distribution in the amount of $336,828 ($0.38 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2006 in the amounts of $330,092 and $6,736, respectively. A distribution in the amount of $203,870 ($0.23 per BAC) was declared and paid to BAC holders of record and to the General Partner for the second quarter of 2006 in the amounts of $199,792 and $4,078, respectively. The Partnership did not declare a distribution for the third and fourth quarters of 2006.


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended
December  31,  2007  and  2006,  the  Partnership   paid  $90,942  and  $41,138,
respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2007 and 2006.

     C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels. The Chairman and President of C.R.I., Inc., are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.

                                     III-21

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


10.  INCOME TAXES

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                          For the years ended
                                                              December 31,
                                                         ---------------------
                                                           2007         2006
                                                         --------     --------

Financial statement net income                           $485,265     $512,340

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and
    over shorter lives for financial statement
    purposes and differences between financial
    statement net income and taxable income               459,235      451,431
                                                         --------     --------
Taxable income                                           $944,500     $963,771
                                                         ========     ========


     A number of investors have sold their BACs to other investors. If more than two percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Section 7704 of the Internal Revenue Code defines the term "publicly traded partnership" as any partnership for federal income tax purposes, the interests of which are readily traded on an established securities market, or readily tradable on a secondary market or the substantial equivalent thereof. If the Partnership is classified as a "publicly traded partnership" or otherwise fails to qualify as a partnership for federal income tax purposes in any taxable year, it would then be subject to federal income tax on any taxable income in that taxable year at regular corporate rates. A BAC holder could not then take into account the BAC Holder's distributive share of the Partnership's and would be subject to tax on the BAC holder's share of the Partnership's income to the extent distributed either as dividends out of current or accumulated earnings and profits or as taxable gain in excess of the tax basis of the investor's BACs. A BAC holder could also have to file amended income tax returns. If the Partnership were taxed as a corporation, the BAC holder's cash flow, the return on investment and the value of the investor's BACs would be significantly reduced. Also, the income and losses from the Partnership would no longer be considered a passive activity.

     From January 1, 2007 through April 29, 2007, the Partnership received sale transfer requests for approximately 2.0% of the outstanding BAC's. Accordingly, to remain within the two percent safe harbor, effective April 30, 2007, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2007. As a result, transfers of BACs due to sale transactions were not recognized by the Partnership between April 30, 2007 and December 31, 2007. The Partnership's unaffiliated transfer agent, Registrar & Transfer Company, informed the General Partner in late January, 2008 that it had processed sale transfers in excess of four percent of the outstanding BACs in early January, 2008. However, the Partnership determined that virtually all of these transfers relate to the tender offer by MacKenzie Patterson Fuller L.P. in 2007. The Partnership is of the view that BACs being transferred pursuant to tender offers are not "readily tradable on a secondary market or the substantial equivalent thereof", because the offeror sets the price, timing and other terms of such transfers, so BAC holders are not able to sell their interests in a manner that is comparable to trading on a securities market. On this basis, transfers pursuant to tender offers should not count toward the safe harbor limitation. There can be no assurance, however, that the Internal Revenue Service will agree with the Partnership's position and take no action to treat it as a publicly traded partnership. Accordingly, the General Partner has instructed the transfer agent to halt all further sale transfers for the rest of 2008. The Partnership sought an opinion from its tax counsel that it is "more likely than not" that there would be no adverse tax consequences to the Partnership in connection with exceeding the safe harbor limitation in 2008. In supplying information requested in connection with the opinion, the General


                                     III-22

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


10.  INCOME TAXES - Continued

Partner became aware that the percentage of trades significantly exceeded the safe harbor in 2006, when Treasury Regulations applicable to the Partnership reduced the safe harbor amount from five percent to two percent, and in 2007, when a re-calculation of the non-exempt transfers reflected a total transfer of 2.21%. However, if transfers in connection with known tender offers are not counted, the percentage of sale transfers is reduced to well under two percent. The Partnership's tax attorneys issued an opinion to the effect that the transfers pursuant to the tender offers were not the type of regular and ongoing trading activities contemplated as constituting public trading and that therefore it was more likely than not that such trading would not result in the Partnership being treated as a publicly traded partnership under Section 7704. However, there can be no assurance that the Internal Revenue Service will agree with the Partnership's position and take no action to treat it as a publicly traded partnership.

                                     # # #



                                     III-23