Form 10KSB/A
period 2007-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2008-04-01
CIK 808377

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   FORM 10-KSB/A


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

                        2007 ANNUAL REPORT ON FORM 10-KSB/A

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-KSB/A at December 31, 2007. Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method. The calculation requires three amounts for each asset; (1) the purchase price, (2) the estimated useful life, (3) the estimated residual value at the end of the asset's useful life. Of these three amounts, two are estimates that require significant
management  judgment.   In  order  to  determine  the  appropriate   allocation,
management periodically reviews the particular asset's historical or current replacement cost, useful economic life, and residual value, and updates this information as necessary. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

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


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2007, but not reported, whether or not otherwise required by this Form 10-KSB/A at December 31, 2007.

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