Form 10-Q
period 2008-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2008-05-15
CIK 808377

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                    FORM 10-Q


                                -----------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008


                                -----------------


                         Commission file number 33-11096

                         CRI HOTEL INCOME PARTNERS, L.P.
             Organized pursuant to the Laws of the State of Delaware


                                -----------------


        Internal Revenue Service - Employer Identification No. 52-1500621

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200


                                -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]

--------------------------------------------------------------------------------


                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2008


                                                                           Page
                                                                           ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2008 and December 31, 2007........................    1

         Statements of Operations
           - for the three months ended March 31, 2008 and 2007..........    2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2008...................    3

         Statements of Cash Flows
           - for the three months ended March 31, 2008 and 2007..........    4

         Notes to Financial Statements
           - March 31, 2008 and 2007.....................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   10

Item 4.  Controls and Procedures.........................................   15


Part II.  OTHER INFORMATION

Item 5.  Other Information................................................. 15

Item 6.  Exhibits.......................................................... 17

Signature.................................................................. 18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,      December 31,
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land .............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements ..................................................     14,265,485      14,265,485
  Furniture, fixtures and equipment ................................................      4,035,502       3,721,657
  Leasehold improvements ...........................................................      1,431,234       1,431,234
                                                                                       ------------    ------------
                                                                                         21,306,711      20,992,866
  Less: accumulated depreciation and amortization ..................................    (13,927,661)    (13,703,827)
                                                                                       ------------    ------------
                                                                                          7,379,050       7,289,039

Hotel operating cash ...............................................................        454,769         576,809
Working capital reserve ............................................................      1,305,590       1,582,408
Capital improvements and real estate tax reserves held by servicer .................        472,289         315,585
Receivables and other assets .......................................................        717,817         329,260
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $709,579 and $697,296, respectively ...........        310,524         322,807
Property purchase costs,
  net of accumulated amortization of $128,867 and $126,274, respectively ...........         53,400          55,993
Deposit ............................................................................         92,500          18,000
                                                                                       ------------    ------------
    Total assets ...................................................................   $ 10,785,939    $ 10,489,901
                                                                                       ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses ..............................................   $    919,675    $    698,514
Hotel trade payables ...............................................................        137,883         228,397
Mortgage payable ...................................................................      7,213,845       7,273,441
                                                                                       ------------    ------------
    Total liabilities ..............................................................      8,271,403       8,200,352
                                                                                       ------------    ------------
Partners' (deficit) capital:
  General Partner ..................................................................       (338,494)       (342,994)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ............................................      2,853,030       2,632,543
                                                                                       ------------    ------------
    Total partners' capital ........................................................      2,514,536       2,289,549
                                                                                       ------------    ------------
    Total liabilities and partners' capital ........................................   $ 10,785,939    $ 10,489,901
                                                                                       ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         For the three months ended
                                                                  March 31,
                                                        ---------------------------
                                                            2008           2007
                                                        -----------    -----------
Revenue:
  Rooms .............................................   $ 2,890,477    $ 2,921,028
  Rental and other ..................................        69,828         73,995
  Food and beverage .................................        12,252         15,940
  Telephone .........................................        11,517         12,979
                                                        -----------    -----------
                                                          2,984,074      3,023,942
                                                        -----------    -----------
Departmental expenses:
  Rooms .............................................      (711,757)      (684,608)
  Rental and other ..................................       (19,704)       (19,791)
  Telephone .........................................       (17,604)       (14,911)
  Food and beverage .................................        (6,296)        (9,942)
                                                        -----------    -----------
                                                           (755,361)      (729,252)
                                                        -----------    -----------
Gross operating income ..............................     2,228,713      2,294,690
                                                        -----------    -----------
Unallocated operating income (expenses):
  Interest and other income .........................        34,338         29,151
  General and administrative ........................      (444,878)      (333,734)
  Building lease ....................................      (282,398)      (293,772)
  Depreciation and amortization .....................      (238,709)      (262,271)
  Marketing .........................................      (233,572)      (246,758)
  Energy ............................................      (194,160)      (186,162)
  Property operations and maintenance ...............      (181,990)      (178,072)
  Property taxes ....................................      (135,372)      (131,178)
  Management fees ...................................      (104,665)      (106,067)
  Professional fees .................................       (57,331)       (54,331)
  Base asset management fee .........................       (23,438)       (23,438)
                                                        -----------    -----------
                                                         (1,862,175)    (1,786,632)
                                                        -----------    -----------
Operating income ....................................       366,538        508,058

Interest expense ....................................      (141,551)      (144,369)
                                                        -----------    -----------
Net income ..........................................   $   224,987    $   363,689
                                                        ===========    ===========

Net income allocated to General Partner (2%) ........   $     4,500    $     7,274
                                                        ===========    ===========
Net income allocated to BAC Holders (98%) ...........   $   220,487    $   356,415
                                                        ===========    ===========
Net income per BAC, based on 868,662 BACs outstanding   $      0.25    $      0.41
                                                        ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                         Beneficial
                                                                          Assignee
                                                       General           Certificate
                                                       Partner             Holders             Total
                                                      ---------           ----------        ----------
Partners' (deficit) capital, January 1, 2008          $(342,994)          $2,632,543        $2,289,549

  Net income                                              4,500              220,487           224,987
                                                      ---------           ----------        ----------
Partners' (deficit) capital, March 31, 2008           $(338,494)          $2,853,030        $2,514,536
                                                      =========           ==========        ==========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             For the three months ended
                                                                                      March 31,
                                                                             ---------------------------
                                                                                  2008          2007
                                                                                ---------    ---------
Cash flows from operating activities:
  Net income ................................................................   $ 224,987    $ 363,689

  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...........................................     238,710      262,271

    Changes in assets and liabilities:
      Increase in receivables and other assets, net .........................    (388,557)     (74,919)
      Increase in accounts payable and accrued expenses .....................     221,161       76,925
      Decrease in hotel trade payables ......................................     (90,514)    (151,302)
                                                                                ---------    ---------
        Net cash provided by operating activities ...........................     205,787      476,664
                                                                                ---------    ---------
Cash flows from investing activities:
  Additions to property and equipment .......................................    (313,845)    (106,494)
  Net withdrawals from working capital reserve ..............................     276,818       41,184
  Net deposits to capital improvements
    and real estate tax reserves held by servicer ...........................    (156,704)    (109,624)
                                                                                ---------    ---------
        Net cash used in investing activities ...............................    (193,731)    (174,934)
                                                                                ---------    ---------

Cash flows from financing activities:
  Payment of principal on mortgage payable ..................................     (56,596)     (56,777)
  Increase in deposits ......................................................     (74,500)        --
  Distribution payable ......................................................        --        221,597
                                                                                ---------    ---------
        Net cash (used in) provided by financing activities .................    (134,096)     164,820
                                                                                ---------    ---------

Net (decrease) increase in hotel operating cash and cash and cash equivalents    (122,040)     466,550

Hotel operating cash and cash and cash equivalents, beginning of period .....     576,809      257,861
                                                                                ---------    ---------
Hotel operating cash and cash and cash equivalents, end of period ...........   $ 454,769    $ 724,411
                                                                                =========    =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $ 141,551    $ 144,369
                                                                                =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2008, and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for the interim period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2007.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,305,590 and $1,582,408 as of March 31, 2008 and December 31, 2007, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES
       HELD BY SERVICER

     In addition to the monthly loan installments, as discussed below, through May 1, 2008 the Partnership also made monthly payments which were escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 was held in escrow to be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payments for annual taxes and assessments to be levied on the hotels was estimated as $32,655 per month. The servicer of the loan paid such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments were due on the same day as the monthly principal and interest installments. On May 6, 2008, the Partnership's mortgage loan was refinanced with the proceeds of four separate loans. The new lenders will escrow for real estate taxes, but not CIR.

     During the three month periods ended March 31, 2008 and 2007, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements, and $97,966 and $96,605, respectively, for estimated annual real estate taxes. As of March 31, 2008, and December 31, 2007, the servicer held reserves of $256,474 and $197,736 respectively, for capital improvements and $215,815 and $117,849, respectively, for real estate taxes.


5.   MORTGAGES PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due. The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan was in default, the special servicer has agreed to a forbearance agreement for a period of 180 days in consideration for payment of a fee in the amount of $72,734.41, and continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

     On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation ("GE") in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida. The three loans are cross-collateralized by the three hotels. The Partnership used the loan proceeds together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000 secured by the University hotel in Minnesota, to pay off the existing debt in full.

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain conventional financing on the property again. The Partnership has been advised that the VIC Program process will likely take from six months to eighteen months.
                                       -6-

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


5.   MORTGAGE PAYABLE - Continued

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                   Plymouth             $887,269
                   Roseville            $2,083,122
                   Clearwater           $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options to extend the loan for six months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel has been resolved.

     The Partnership has determined that the carrying value of the current loans approximate fair value based on its market rate of interest.

     The Partnership made installments of principal and interest aggregating $201,147 for both of the three month periods ended March 31, 2008 and 2007. The Partnership's balance on the former loan was $7,213,845 and $7,273,441 as of March 31, 2008 and December 31, 2007, respectively.


6.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first quarter of 2008.

7.   COMMITMENTS

     a.   Hotel Management Agreements
          ---------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three month periods ended March 31, 2008 and 2007.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


7.   COMMITMENTS - Continued

     As the respective contracts expire, the Partnership has entered into new management contracts with Oak Hotels, Inc. under substantially similar business terms.

     b.   Lease Agreements
          ----------------

               The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. There are no further extensions provided in the lease agreement, but the Partnership is in negotiations for certain short term extensions through December 31, 2009 until the ground lessor decides to re-develop the property. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended March 31, 2008 and 2007, lease payments were $282,398 and $293,772, respectively.

     c.   License Agreements
          ------------------

               The five License Agreements pursuant to which the hotels are operated as Days Inns have recently been assigned from the current licensee (and former management agent), Buckhead Hotel Management Company, Inc. d/b/a Bryanston Group, Inc., to the Partnership as Licensee. The business terms remained identical.


8.   GROUND LEASE AGREEMENTS

     The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $12,712 and $18,424 for the three month periods ended March 31, 2008 and 2007, respectively. As of March 2008, Viacorp failed to pay the monthly rent due. On April 3, 2008, Viacorp declared bankruptcy. It rejected the lease as an executory contract as of that date. The Partnership is in the process of engaging a broker to locate a new tenant for the space.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2008 and 2007, respectively.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2008 and 2007, the Partnership paid $42,742 and $18,620, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2008 and 2007.

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


11.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, the uninsured portion of the cash balance was $1,208,590.


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

                             Travel and the Economy
                             ----------------------

     The hotel industry in the first quarter 2008 is starting to feel the effects of a sagging economy with decreased demand and lower occupancies, which had a negative impact at three of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, to fund the working capital reserves, to fund capital projects, and to pay distributions to BAC holders is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first quarter of 2008. Financial Condition/Liquidity

     The Partnership expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses. In addition to the periodic replacement of fixed assets, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels. Since 1997, the Partnership funded a total of approximately $2.5 million from the working capital reserve to the hotels for such capital improvements.

     The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels. Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. The General Partner continues to work closely with the hotels' manager to pursue an aggressive marketing campaign and stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For the three month period ended March 31, 2008, net cash provided by the hotel's operating activities and existing cash resources were adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at March 31, 2008 totaled $1,057,558, which represents a $130,647 increase from December 31, 2007. Accounts payable and accrued expenses increased primarily due to increases in real estate taxes payable, sale and occupancy taxes payable, franchise fees payable, management fees payable and accrued payroll costs. Hotel trade payables decreased primarily due to timing of payment compared to fourth quarter 2007.

Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due. The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan was in default, the special servicer has agreed to a forbearance agreement for a period of 180 days in consideration for payment of a fee in the amount of $72,734.41, and continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

     On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation ("GE") in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida. The three loans are cross-collateralized by the three hotels. The Partnership used the loan proceeds together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000 secured by the University hotel in Minnesota, to pay off the existing debt in full.

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

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                       Plymouth         $887,269
                       Roseville        $2,083,122
                       Clearwater       $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options to extend the loan for six months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel has been resolved.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership has determined that the carrying value of the current loans approximate fair value based on its market rate of interest.

     The Partnership made installments of principal and interest aggregating $201,147 for both of the three month periods ended March 31, 2008 and 2007. The Partnership's balance on the former loan was $7,213,845 and $7,273,441 as of March 31, 2008 and December 31, 2007, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. During the three month periods ended March 31, 2008 and 2007, the Partnership made escrow deposits aggregating $58,094 and $58,094, respectively, for capital improvements, and $97,966 and $96,605, respectively, for estimated annual real estate taxes. As of March 31, 2008 and December 31, 2007, the servicer held reserves of $256,474 and $197,736, respectively, for capital improvements, and $215,815 and $117,849, respectively, for real estate taxes. This loan was refinanced on May 6, 2008. The new lenders will escrow for taxes, but not capital improvements.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,305,590 and $1,582,408 as of March 31, 2008 and December 31, 2007, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first quarter of 2008.

                      Results of Operations - Partnership
                      -----------------------------------

     The Partnership's net income for the three month period ended March 31, 2008, decreased compared to March 31, 2007 primarily due to a decrease in gross operating income and an increase in unallocated operating expenses, partially offset by an increase in interest and other income and a decrease in interest expense. Gross operating income decreased primarily due to lower rooms revenue and higher rooms expense as a result of higher group commissions. The increase in unallocated operating expenses was primarily due to increases in general and administrative expenses and energy expense, partially offset by decreases in depreciation and amortization expense, marketing expense and building lease expense. General and administrative expenses increased primarily due to higher reimbursed payroll costs and the forbearance fee.

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

     An analysis of each hotel's operating results for the three month periods ended March 31, 2008 and 2007, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2008 and 2007, follow.

                                        Gross Operating Income
                                      for the three months ended
                                               March 31,
                                      -----------------------------
         Hotel Location                  2008               2007
         --------------               ----------         ----------

         Clearwater, FL               $  339,680         $  379,283
         Minneapolis, MN                 448,320            455,308
         Plymouth, MN                    162,583            140,266
         Roseville, MN                   189,413            183,475
         Scottsdale, AZ                1,088,717          1,136,358
                                      ----------         ----------
           Total                      $2,228,713         $2,294,690
                                      ==========         ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                                    Operating Income (Loss)
                                                  for the three months ended
                                                           March 31,
                                                 -----------------------------
         Hotel Location                             2008               2007
         --------------                          ----------         ----------
         Clearwater, FL                          $  121,399         $  155,351
         Minneapolis, MN                            205,615            218,621
         Plymouth, MN                                21,139              1,739
         Roseville, MN                               47,944             38,122
         Scottsdale, AZ                             431,841            432,729
         Depreciation and net partnership
           operating expenses                      (461,400)          (338,504)
                                                 ----------         ----------
           Total                                 $  366,538         $  508,058
                                                 ==========         ==========


                                                       Average Occupancy
                                                 for the three months ended
                                                          March 31,
                                                 ----------------------------
         Hotel Location                            2008                2007
         --------------                          -------             --------
         Clearwater, FL                            71%                  72%
         Minneapolis, MN                           74%                  79%
         Plymouth, MN                              61%                  55%
         Roseville, MN                             59%                  59%
         Scottsdale, AZ                            79%                  93%


Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2008, decreased from 2007 primarily due to decreases in rooms revenue, telephone revenue, rental and other revenue and increases in rooms expense, telephone expense, marketing expense, repair and maintenance expenses and property tax expense, partially offset by decreases in rental and other expense, general and administrative expenses, energy expense, management fees and insurance expense. Occupancy decreased due to loss of a non-repeating aerotech group from the first quarter 2007.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2008, decreased from 2007 primarily due to a decrease in rental and other revenue and increases in rooms expense, telephone expense, energy expense, repair and maintenance expenses, insurance expenses and property tax expense, partially offset by increases in rooms revenue and telephone revenue and decreases in rental and other expense, general and administrative expenses and marketing expense. Occupancy decreased due to a reduction in university sports and visitors, mostly due to the NCAA swimming events not being held at the University of Minnesota in 2008.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2008, increased from 2007 primarily due to increased rooms revenue and decreases in rental and other expenses, general and administrative expenses and marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy increased as a result of more production from corporate groups.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2008, increased from 2007 primarily due to increased rooms revenue and decreases in telephone expense, general and administrative expenses and marketing expense, partially offset by decreases in telephone revenue and rental and other income and increases in rooms expense, rental and other expense, energy expense, management fees, insurance expense and property tax expense. Occupancy was basically flat from 2007.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Scottsdale, Arizona: Gross operating income and operating income for the three month period ended March 31, 2008, decreased from 2007 primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and increases in telephone expense, rental and other expense and insurance expense, partially offset by increased rental and other revenue and decreases in rooms expense, food and beverage expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased in all market segments due to lack of demand driven by the economy.


Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures

     In April 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2008, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2008.

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

     A number of investors have sold their BACs to other investors. If more than two percent of the total outstanding BACs are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Section 7704 of the Internal Revenue Code defines the term "publicly traded partnership" as any partnership for federal income tax purposes, the interests of which are readily traded on an established securities market, or readily tradable on a secondary market or the substantial equivalent thereof. If the Partnership is classified as a "publicly traded partnership" or otherwise fails to qualify as a partnership for federal income tax purposes in any taxable year, it would then be subject to federal income tax on any taxable income in that taxable year at regular corporate rates. A BAC holder could not then take into account the BAC Holder's distributive share of the Partnership's income and would be subject to tax on the BAC holder's share of the Partnership's income to the extent distributed either as dividends out of current or accumulated earnings and profits or as taxable gain in excess of the tax basis of the investor's BACs. A BAC holder could also have to file amended income tax returns. If the Partnership were taxed as a corporation, the BAC holder's cash flow, return on investment and the value of the investor's BACs would be significantly reduced. Also, the income and losses from the Partnership would no longer be considered a passive activity.

     From January 1, 2007 through April 29, 2007, the Partnership received sale transfer requests for approximately 2.0% of the outstanding BAC's. Accordingly, to remain within the two percent safe harbor, effective April 30, 2007, the General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2007. As a result, transfers of BACs due to sale transactions were not recognized by the Partnership between April 30, 2007 and December 31, 2007. The Partnership's unaffiliated transfer agent, Registrar & Transfer Company, informed the General Partner in late January, 2008 that it had processed sale transfers in excess of four percent of the outstanding BACs in early January, 2008. Accordingly, the General Partner instructed the transfer agent to halt all further sale transfers for the rest of 2008. The Partnership sought an opinion from its tax counsel that it is "more likely than not" that there would be no adverse tax consequences to the Partnership in connection with exceeding the safe harbor limitation in 2008. In supplying information requested in connection with the opinion, the General Partner became aware that the percentage of trades significantly exceeded the safe harbor in 2006, when Treasury Regulations applicable to the Partnership reduced the safe harbor amount from five percent to two percent, and in 2007, when a re-calculation of the non-exempt transfers reflected a total transfer of 2.21%. However, if transfers in connection with known tender offers are not counted, the percentage of sale transfers is reduced to well under two percent. The Partnership's tax attorneys issued an opinion to the effect that the transfers pursuant to the tender offers were not the type of regular and ongoing trading activities contemplated as constituting public trading and that therefore it was more likely than not that such trading would not result in the Partnership being treated as a publicly traded partnership under Section 7704. However, there can be no assurance that the Internal Revenue Service will agree with the Partnership's position and take no action to treat it as a publicly traded partnership.

Part II. OTHER INFORMATION
Item 6. Exhibits


Exhibit No.    Description
-----------    -----------

10.1 Form of Management Agreement dated March 1, 2008 and April 1, 2008 between Registrant and Oak Hotels, Inc. for the University, Plymouth and Roseville hotels.

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



May 15, 2008                             by:  /s/ H. William Willoughby
------------                                  ----------------------------------
DATE                                          H. William Willoughby,
                                              Director, President, Secretary,
                                                Principal Financial Officer and
                                                Principal Accounting Officer