Form 10-Q
period 2008-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2008-08-14
CIK 808377

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                    FORM 10-Q


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  |_|          No  |X|

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2008


                                                                           Page
                                                                           ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2008 and December 31, 2007............................  1

         Statements of Operations
           - for the three and six months ended June 30, 2008 and 2007......  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the six months ended June 30, 2008.........................  3

         Statements of Cash Flows
           - for the six months ended June 30, 2008 and 2007................  4

         Notes to Financial Statements
           - June 30, 2008 and 2007.........................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 11

Item 4.  Controls and Procedures............................................ 17


Part II. OTHER INFORMATION

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits........................................................... 19

Signature................................................................... 20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2008           2007
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,274,317      14,265,485
  Furniture, fixtures and equipment ...............................................      4,148,897       3,721,657
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        21,428,938      20,992,866
  Less: accumulated depreciation and amortization .................................    (14,152,334)    (13,703,827)
                                                                                      ------------    ------------

                                                                                         7,276,604       7,289,039

Hotel operating cash ..............................................................        332,587         576,809
Working capital reserve ...........................................................      1,916,424       1,582,408
Capital improvements and real estate tax reserves held by servicer ................           --           315,585
Receivables and other assets ......................................................        476,488         329,260
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $721,862 and $697,296, respectively ..........        298,241         322,807
Debt issuance costs,
  net of accumulated amortization of $23,743 ......................................        221,557            --
Property purchase costs,
  net of accumulated amortization of $131,460 and $126,274, respectively ..........         50,807          55,993
Deposit ...........................................................................           --            18,000
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,572,708    $ 10,489,901
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    603,440    $    698,514
Hotel trade payables ..............................................................        137,928         228,397
Mortgage payable ..................................................................      7,400,000       7,273,441
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,141,368       8,200,352
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (340,158)       (342,994)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,771,498       2,632,543
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,431,340       2,289,549
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,572,708    $ 10,489,901
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended    For the six months ended
                                                    June 30,                      June 30,
                                           --------------------------    -------------------------
                                               2008           2007           2008          2007
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,415,396    $ 2,512,999    $ 5,305,873    $ 5,434,027
  Rental and other .....................        62,058         69,818        131,886        143,813
  Telephone ............................        10,435         10,968         21,952         23,947
  Food and beverage ....................         9,196         10,462         21,448         26,402
                                           -----------    -----------    -----------    -----------

                                             2,497,085      2,604,247      5,481,159      5,628,189
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (702,073)      (722,340)    (1,413,830)    (1,406,948)
  Rental and other .....................       (17,419)       (20,133)       (37,123)       (39,924)
  Telephone ............................       (18,342)       (16,977)       (35,946)       (31,888)
  Food and beverage ....................        (8,626)        (8,177)       (14,922)       (18,119)
                                           -----------    -----------    -----------    -----------

                                              (746,460)      (767,627)    (1,501,821)    (1,496,879)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,750,625      1,836,620      3,979,338      4,131,310
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        16,308         46,868         50,647         76,019
  General and administrative ...........      (388,254)      (313,699)      (833,135)      (647,433)
  Depreciation and amortization ........      (263,292)      (263,302)      (502,001)      (525,573)
  Marketing ............................      (223,330)      (234,939)      (456,902)      (481,697)
  Building lease .......................      (137,610)      (158,483)      (420,008)      (452,255)
  Energy ...............................      (161,103)      (152,628)      (355,263)      (338,790)
  Property operations and maintenance ..      (183,113)      (171,566)      (365,103)      (349,638)
  Property taxes .......................      (135,372)      (131,178)      (270,744)      (262,356)
  Management fees ......................       (87,660)       (91,377)      (192,325)      (197,444)
  Professional fees ....................      (104,745)       (54,331)      (162,076)      (108,663)
  Base asset management fee ............       (23,438)       (23,438)       (46,875)       (46,875)
                                           -----------    -----------    -----------    -----------

                                            (1,691,609)    (1,548,073)    (3,553,785)    (3,334,705)
                                           -----------    -----------    -----------    -----------

Operating income .......................        59,016        288,547        425,553        796,605

Interest expense .......................      (142,212)      (144,870)      (283,762)      (289,239)
                                           -----------    -----------    -----------    -----------

Net (loss) income ......................   $   (83,196)   $   143,677    $   141,791    $   507,366
                                           ===========    ===========    ===========    ===========


Net (loss) income allocated to
  General Partner (2%) .................   $    (1,664)   $     2,874    $     2,836    $    10,147
                                           ===========    ===========    ===========    ===========

Net (loss) income allocated to
  BAC Holders (98%) ....................   $   (81,532)   $   140,803    $   138,955    $   497,219
                                           ===========    ===========    ===========    ===========

Net (loss) income per BAC,
  based on 868,662 BACs outstanding ....   $      (.09)   $       .16    $       .16    $       .57
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                        Beneficial
                                                                         Assignee
                                                      General           Certificate
                                                      Partner             Holders             Total
                                                     ---------          -----------        ----------
Partners' (deficit) capital, January 1, 2008         $(342,994)          $2,632,543        $2,289,549

  Net income                                             2,836              138,955           141,791
                                                     ---------           ----------        ----------

Partners' (deficit) capital, June 30, 2008           $(340,158)          $2,771,498        $2,431,340
                                                     =========           ==========        ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the six months ended
                                                                                       June 30,
                                                                                ------------------------
                                                                                  2008          2007
                                                                                ---------    ---------
Cash flows from operating activities:
  Net income ................................................................   $ 141,791    $ 507,366

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................     502,002      525,573

    Changes in assets and liabilities:
      (Decrease) increase in receivables and other assets, net ..............    (147,228)      72,882
      Decrease in accounts payable and accrued expenses .....................     (95,074)     (16,103)
      Decrease in hotel trade payables ......................................     (90,469)    (112,784)
                                                                                ---------    ---------

        Net cash provided by operating activities ...........................     311,022      976,934
                                                                                ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment .......................................    (436,072)    (156,847)
  Net deposits to working capital reserve ...................................    (334,016)    (337,089)
  Net withdrawals from (deposits to) capital improvements
    and real estate tax reserves held by servicer ...........................     315,585      (37,339)
                                                                                ---------    ---------

        Net cash used in investing activities ...............................    (454,503)    (531,275)
                                                                                ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable, net .............................     126,559     (113,055)
  Decrease in deposits ......................................................      18,000         --
  Debt issuance cost ........................................................    (245,300)        --
  Distribution to BAC holders ...............................................        --       (217,165)
  Distribution to General Partner ...........................................        --         (4,432)
  Distribution payable ......................................................        --        221,598
                                                                                ---------    ---------

        Net cash used in financing activities ...............................    (100,741)    (113,054)
                                                                                ---------    ---------


Net (decrease) increase in hotel operating cash and cash and cash equivalents    (244,222)     332,605

Hotel operating cash and cash and cash equivalents, beginning of period .....     576,809      257,861
                                                                                ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ...........   $ 332,587    $ 590,466
                                                                                =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $ 283,762    $ 289,239
                                                                                =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2008, and the results of its operations for the three and six month periods ended June 30, 2008 and 2007 and its cash flows for the six month periods ended June 30, 2008 and 2007. The results of operations for the interim periods ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,916,424 and $1,582,408 as of June 30, 2008 and December 31, 2007, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

     In addition to the monthly loan installments under the former mortgage loan, as discussed below, through May 1, 2008 the Partnership also made monthly payments which were escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 was held in escrow to be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payments for annual taxes and assessments to be levied on the hotels was estimated as $32,655 per month. The servicer of the loan paid such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments were due on the same day as the monthly principal and interest installments. On May 6, 2008, the Partnership's mortgage loan was refinanced with the proceeds of four separate loans. The Partnership will pay directly for real estate taxes and capital improvements.

     During the six month periods ended June 30, 2008 and 2007, the Partnership made escrow deposits aggregating $77,458 and $116,187, respectively, for capital improvements, and $130,622 and $193,210, respectively, for estimated annual real estate taxes. As of June 30, 2008, and December 31, 2007, the former servicer held reserves of $0 and $197,736 respectively, for capital improvements and $0 and $117,849, respectively, for real estate taxes. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed CIR and real estate tax accounts.


5.   MORTGAGES PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due. The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days in consideration for payment of a fee in the amount of $72,734.41, and continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

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

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


5.   MORTGAGE PAYABLE - Continued

obtain conventional financing on the property again. NOVA, the Partnership's consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. The Partnership has been advised that the VIC Program process will likely take from six months to eighteen months.

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                      Plymouth         $887,269
                      Roseville        $2,083,122
                      Clearwater       $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options to extend the loan for six months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership has determined that the carrying value of the current loans approximates fair value based on its market rate of interest. The fair value of the Partnerships long-term debt is estimated using a discounted cash flow model. The primary inputs into the model are market interest rates for debt with similar characteristics and an adjustment for the Partnerships own credit risk. The credit risk component of the valuation varies depending on the specific debt being issued since the Partnership may issue debt with different characteristics.

     The Partnership made installments of principal and interest aggregating $363,999 and $402,294 for the six month periods ended June 30, 2008 and 2007. The Partnership's aggregate balance on the current loans was $7,400,000 as of June 30, 2008. The Partnership's balance on the former loan was $7,273,441 as of December 31, 2007.


6.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first and second quarters of 2008.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


7.   COMMITMENTS

     a.   Hotel Management Agreements
          ---------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements, which were extended during 2001 to expire between November 2007 and July 2008, provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for a marketing fee of 1.5% of net room revenues, a reservation fee of 2.3% of gross revenues from rental of hotel guest rooms, and an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three or six month periods ended June 30, 2008 and 2007. As the respective contracts expired, the Partnership entered into new management contracts with Oak Hotels, Inc. under substantially similar business terms. The new contracts will expire December 31, 2016, with the exception of Scottsdale which is coterminous with the land lease on which that hotel is located.

     b.   Lease Agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. There were no further extensions provided in the lease agreement, but the Partnership has signed a short term extension through December 31, 2009 until the ground lessor decides to re-develop the property. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended June 30, 2008 and 2007, lease payments were $137,610 and $158,483, respectively. For the six month periods ended June 30, 2008 and 2007, lease payments were $420,008 and $452,255, respectively.

     c.   License Agreements
          ------------------

          The five License Agreements pursuant to which the hotels are operated as Days Inns have recently been assigned from the current licensee (and former management agent), Buckhead Hotel Management Company, Inc. d/b/a Bryanston Group, Inc., to the Partnership as Licensee. The business terms remained identical.


8.   GROUND LEASE AGREEMENTS

     The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $0 and $18,424 for the three month periods ended June 30, 2008 and 2007, respectively, and $12,712 and $36,847 for the six month

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

periods ended June 30, 2008 and 2007, respectively. As of March 2008, Vicorp failed to pay the monthly rent due. On April 3, 2008, Vicorp declared bankruptcy. It rejected the lease as an executory contract as of that date. The Partnership has engaged a broker to locate a new tenant for the space.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2008 and 2007, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $126,215 and $168,957 for the three and six month periods ended June 30, 2008, respectively, and $23,308 and $41,928 for the three and six month periods ended June 30, 2007, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2008 and 2007.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2008 and 2007

                                   (Unaudited)


10.  DEPRECIATION AND AMORTIZATION - Continued

     Property purchase cost and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which is being amortized over the remaining lease term. Debt issuance costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method.


11.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2008, the uninsured portion of the cash balance was $1,823,025.

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

                             Travel and the Economy
                             ----------------------

     The hotel industry in the second quarter 2008 is continuing to feel the effects of a sagging economy with decreased demand and lower occupancies, which had a negative impact at two of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first and second quarters of 2008.

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

     For the six month period ended June 30, 2008, net cash provided by the hotel's operating activities and existing cash resources was adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables. Accounts payable and accrued expenses and hotel trade payables at June 30, 2008 totaled $741,368, which represents a $185,543 decrease from December 31, 2007. Accounts payable and accrued expenses decreased primarily due to lower audit fees payable, partially offset by increases in real estate taxes payable. Hotel trade payables decreased compared to December 31, 2007, primarily due to the timing of payments.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due. The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days in consideration for payment of a fee in the amount of $72,734.41, and continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

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

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. NOVA, the Partnership's consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. The Partnership has been advised that the VIC Program process will likely take from six months to eighteen months.

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                Plymouth         $887,269
                Roseville        $2,083,122
                Clearwater       $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options to extend the loan for six months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership has determined that the carrying value of the current loans approximates fair value based on its market rate of interest.

     The Partnership made installments of principal and interest aggregating $363,999 and $402,294 for the six month periods ended June 30, 2008 and 2007. The Partnership's aggregate balance on the current loans was $7,400,000 as of June 30, 2008. The Partnership's balance on the former loan was $7,273,441 as of December 31, 2007.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. During the six month periods ended June 30, 2008 and 2007, the Partnership made escrow deposits aggregating $77,458 and $116,187, respectively, for capital improvements, and $130,622 and $193,210, respectively, for estimated annual real estate taxes. As of June 30, 2008 and December 31, 2007, the servicer held reserves of $0 and $197,736, respectively, for capital improvements, and $0 and $117,849, respectively, for real estate taxes. This loan was refinanced on May 6, 2008. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed CIR and real estate tax accounts. The Partnership will pay directly for real estate taxes and capital improvements.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,916,424 and $1,582,408 as of June 30, 2008 and December 31, 2007, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first and second quarters of 2008.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net loss for the three month period ended June 30, 2008, compared to net income during the corresponding period in 2007, primarily due to decreases in gross operating income and interest and other income and increased unallocated operating expenses, partially offset by a decrease in interest expense. Gross operating income decreased primarily due to lower rooms revenue as a result of lower occupancy. Interest and other income decreased due to lower rates in 2008 and the cessation of rent payments from Vicorp on the University restaurant lease. Unallocated operating expense increased primarily due to increased general and administrative expenses and professional fees. General and administrative expenses increased primarily due to higher reimbursed payroll costs and property taxes paid by the Partnership for the Baker's Square restaurant. Professional fees increased due to refinancing expenses and higher legal fees in 2008.

     The Partnership's net income for the six month period ended June 30, 2008, decreased compared to June 30, 2007 primarily due to decreases in gross operating income and interest and other income, as stated above, and increased unallocated operating expenses, partially offset by lower interest expense. Unallocated operating expenses increased primarily due to increases in general and administrative expenses, property tax expense and professional fees, partially offset by a decrease in property operations and maintenance expenses. General and administrative expenses increased primarily due to higher reimbursed

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


payroll costs and the forbearance fee. Property tax expense increased due to higher tax rates. Professional fees increased as stated above. Property operations and maintenance expenses decreased due to fewer repairs needed to the hotels.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and six month periods ended June 30, 2008 and 2007, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2008 and 2007, follow.


                                  Gross Operating Income              Gross Operating Income
                               for the three month periods          for the six month periods
                                      ended June 30,                      ended June 30,
                              -----------------------------       ----------------------------
     Hotel Location              2008               2007             2008              2007
     --------------           ----------         ----------       ----------        ----------
     Clearwater, FL           $  154,344         $  208,076       $  494,024        $  587,359
     Minneapolis, MN             601,274            565,295        1,049,594         1,020,603
     Plymouth, MN                235,986            213,946          398,569           354,212
     Roseville, MN               289,620            303,195          479,033           486,670
     Scottsdale, AZ              469,401            546,108        1,558,118         1,682,466
                              ----------         ----------       ----------        ----------
       Total                  $1,750,625         $1,836,620       $3,979,338        $4,131,310
                              ==========         ==========       ==========        ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                                             Operating (Loss) Income              Operating Income
                                          for the three month periods         for the six month periods
                                                ended June 30,                       ended June 30,
                                         -----------------------------       ----------------------------
                                            2008               2007             2008              2007
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                      $  (34,857)        $      914       $   86,542        $  156,265
     Minneapolis, MN                        359,766            336,369          565,381           554,990
     Plymouth, MN                            94,963             74,810          116,102            76,549
     Roseville, MN                          141,611            145,595          182,055           176,217
     Scottsdale, AZ                          (7,405)            55,370          424,436           488,099
     Depreciation and partnership
       operating expenses                  (495,062)          (324,511)        (948,963)         (655,515)
                                         ----------         ----------       ----------        ----------
                                         $   59,016         $  288,547       $  425,553        $  796,605
                                         ==========         ==========       ==========        ==========


                                               Average Occupancy                  Average Occupancy
                                         for the three month periods          for the six month periods
                                                ended June 30,                      ended June 30,
                                         ----------------------------        ----------------------------
                                            2008               2007             2008              2007
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                          48%                53%               60%               63%
     Minneapolis, MN                         87%                91%               80%               85%
     Plymouth, MN                            79%                73%               70%               64%
     Roseville, MN                           72%                79%               66%               69%
     Scottsdale, AZ                          72%                80%               76%               86%


                     Three Month Periods Ended June 30, 2008
                     ---------------------------------------

Clearwater, Florida: Gross operating income and operating income for the three month period ended June 30, 2008 decreased compared to 2007, primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense and property tax expense, partially offset by decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to loss of a high rated non-repeating aerotech group in April 2007.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2008 increased compared to 2007, primarily due to higher rooms revenue, telephone revenue and rental and other revenue and decreases in rental and other expense, general and administrative expenses and marketing expense, partially offset by increases in rooms expense, telephone expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to market demand.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2008 increased compared to 2007, primarily due to increases in rooms revenue and telephone revenue and decreases in telephone expense, rental and other expense, general and administrative expenses and marketing expense, partially offset by a decrease in rental and other income and increases in rooms expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy increased as a result of more production from corporate groups.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2008 decreased compared to 2007, primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, rental and other expense, energy expense, insurance expense and property tax expense, partially offset by decreases in general and administrative expenses, marketing expense, repair and maintenance expenses and management fees. Occupancy decreased and was negatively impacted by ongoing road construction.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Scottsdale, Arizona: Gross operating income and operating income for the three month period ended June 30, 2008 decreased compared to 2007, primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and increases in food and beverage expense, telephone expense, marketing expense, energy expense, repair and maintenance expenses and insurance expense, partially offset by decreases in rooms expense, general and administrative expenses, management fees, property tax expense and land lease expense. Occupancy decreased in all market segments due to lack of demand driven by the economy.

                      Six Month Periods Ended June 30, 2007
                      -------------------------------------

Clearwater, Florida: Gross operating income and operating income for the six month period ended June 30, 2008 decreased compared to 2007, primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in rooms expense, telephone expense and property tax expense, partially offset by decreases in rental and other expense, general and administrative expenses, market expense, energy expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to market demand and the loss of a high rated non-repeating aerotech group in the first and second quarter.

Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2008 increased compared to 2007, primarily due to increases in rooms revenue and telephone revenue and decreases in rental and other expense, general and administrative expenses and marketing expense, partially offset by decreased rental and other revenue and increases in rooms expense, telephone expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to a decline in market demand and a reduction in university sports and visitors in the first quarter, mostly due to the NCAA swimming event not being held at the University of Minnesota in March 2008.

Plymouth, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2008 increased compared to 2007, primarily due to increased rooms revenue and decreases in telephone expense, rental and other expense, general and administrative expenses and marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy increased as a result of non-production from corporate groups.

Roseville, Minnesota: Gross operating income decreased and operating income increased for the six month period ended June 30, 2008 compared to 2007, primarily due to decreases in telephone revenue and rental and other revenue and increases in rooms expense, rental and other expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense, partially offset by increased rooms revenue and decreases in general and administrative expenses and marketing expenses. Occupancy decreased due to a decline in market demand and ongoing road construction.

Scottsdale, Arizona: Gross operating income and operating income for the six month period ended June 30, 2008 decreased compared to 2007, primarily due to decreases in rooms revenue, food and beverage revenue and telephone revenue and increases in telephone expense, rental and other expense, energy expense and insurance expense, partially offset by increased rental and other revenue and decreases in rooms expense, food and beverage expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased due to a decline in market demand and construction at the adjacent mall.

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures

     In July 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2008.

b. There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.

                             Registered Tender Offer
                             -----------------------

     On April 2, 2007, MacKenzie Patterson Fuller L.P. and numerous affiliated entities (MacKenzie) initiated a registered tender offer to purchase all of the outstanding BACs at a price of $12.50 per BAC. The offer expired on May 4, 2007. MacKenzie is not affiliated with the Partnership or the General Partner. The price offered was determined solely at the discretion of MacKenzie and does not necessarily represent the fair market value of each BAC. In response to the MacKenzie registered tender offer, on April 11, 2007, the General Partner filed a Schedule 14D- 9. In that filing, the General Partner recommended that BAC holders reject the MacKenzie offer because the offer price was far lower than MacKenzie's own estimated liquidation value of the Partnership and it believed that current BAC holders could realize that difference in value themselves by choosing to hold their investments for several more years until the Partnership's assets are liquidated.

     A number of investors have sold their BACs to other investors. If more than two percent of the total outstanding BACs are transferred due to sale in any one

Part II. OTHER INFORMATION
Item 5. Other Information - Continued

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

Part II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.    Description
-----------    -----------

   10.1 Form of Management Agreement dated March 1, 2008, between Registrant and Oak Hotels, Inc. for the University, Plymouth and Roseville hotels, April 1, 2008 for the Clearwater Hotel and July 1, 2008 for the Scottsdale Hotel.

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



August 14, 2008                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer