Form 10-Q
period 2008-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2008-11-13
CIK 808377

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

                For the quarterly period ended September 30, 2008


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008


                                                                          Page
                                                                          ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2008 and December 31, 2007....................    1

         Statements of Operations
           - for the three and nine months ended
             September 30, 2008 and 2007.................................    2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2008................    3

         Statements of Cash Flows
           - for the nine months ended September 30, 2008 and 2007.......    4

         Notes to Financial Statements
           - September 30, 2008 and 2007.................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   11

Item 4.  Controls and Procedures.........................................   17


Part II. OTHER INFORMATION

Item 5.  Other Information...............................................   17

Item 6.  Exhibits........................................................   19

Signature................................................................   20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS



                                                                                      September 30,   December 31,
                                                                                          2008            2007
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,282,845      14,265,485
  Furniture, fixtures and equipment ...............................................      4,186,089       3,721,657
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        21,474,658      20,992,866
  Less: accumulated depreciation and amortization .................................    (14,345,906)    (13,703,827)
                                                                                      ------------    ------------

                                                                                         7,128,752       7,289,039

Hotel operating cash ..............................................................        695,808         576,809
Working capital reserve ...........................................................      2,141,529       1,582,408
Capital improvements and real estate tax reserves held by servicer ................           --           315,585
Receivables and other assets ......................................................        421,721         329,260
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $731,019 and $697,296, respectively ..........        289,085         322,807
Loan refinancing costs,
  net of accumulated amortization of $60,718 ......................................        209,583            --
Property purchase costs,
  net of accumulated amortization of $133,164 and $126,274, respectively ..........         49,102          55,993
Deposit ...........................................................................           --            18,000
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,935,580    $ 10,489,901
                                                                                      ============    ============


                                                  LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    815,122    $    698,514
Hotel trade payables ..............................................................        205,859         228,397
Mortgage payable ..................................................................      7,372,262       7,273,441
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,393,243       8,200,352
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (337,938)       (342,994)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,880,275       2,632,543
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,542,337       2,289,549
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,935,580    $ 10,489,901
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.


                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended    For the nine months ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                               2008           2007           2008           2007
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 2,549,994    $ 2,463,870    $ 7,855,867    $ 7,897,897
  Rental and other .....................        65,821         65,778        197,707        209,591
  Telephone ............................        10,044         10,622         31,996         34,569
  Food and beverage ....................        11,462          8,500         32,910         34,902
                                           -----------    -----------    -----------    -----------

                                             2,637,321      2,548,770      8,118,480      8,176,959
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (720,643)      (746,874)    (2,134,473)    (2,153,822)
  Rental and other .....................       (15,940)       (19,698)       (53,063)       (59,622)
  Telephone ............................       (17,574)       (17,348)       (53,520)       (49,236)
  Food and beverage ....................        (8,861)        (8,544)       (23,783)       (26,663)
                                           -----------    -----------    -----------    -----------

                                              (763,018)      (792,464)    (2,264,839)    (2,289,343)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,874,303      1,756,306      5,853,641      5,887,616
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............        19,768         51,072         70,414        127,091
  General and administrative ...........      (304,282)      (312,985)    (1,137,416)      (960,419)
  Depreciation and amortization ........      (241,408)      (240,523)      (743,409)      (766,096)
  Marketing ............................      (229,176)      (237,550)      (686,078)      (719,247)
  Property operations and maintenance ..      (176,274)      (175,727)      (541,377)      (525,365)
  Energy ...............................      (182,620)      (177,315)      (537,883)      (516,105)
  Building lease .......................      (116,327)      (130,788)      (536,335)      (583,043)
  Property taxes .......................      (167,475)      (131,178)      (438,219)      (393,534)
  Management fees ......................       (92,564)       (89,434)      (284,889)      (286,878)
  Professional fees ....................       (58,226)       (83,937)      (220,302)      (192,599)
  Base asset management fee ............       (23,438)       (23,438)       (70,313)       (70,313)
                                           -----------    -----------    -----------    -----------

                                            (1,572,022)    (1,551,803)    (5,125,807)    (4,886,508)
                                           -----------    -----------    -----------    -----------

Operating income .......................       302,281        204,503        727,834      1,001,108

Interest expense .......................      (191,284)      (145,369)      (475,046)      (434,608)
                                           -----------    -----------    -----------    -----------

Net income .............................   $   110,997    $    59,134    $   252,788    $   566,500
                                           ===========    ===========    ===========    ===========


Net income allocated to
  General Partner (2%) .................   $     2,220    $     1,183    $     5,056    $    11,330
                                           ===========    ===========    ===========    ===========

Net income allocated to
  BAC Holders (98%) ....................   $   108,777    $    57,951    $   247,732    $   555,170
                                           ===========    ===========    ===========    ===========

Net income per BAC,
  based on 868,662 BACs outstanding ....   $       .13    $       .07    $       .29    $       .64
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                                      Beneficial
                                                                       Assignee
                                                         General      Certificate
                                                         Partner        Holders         Total
                                                        ---------     -----------    ----------
Partners' (deficit) capital, January 1, 2008            $(342,994)     $2,632,543    $2,289,549

  Net income                                                5,056         247,732       252,788
                                                        ---------      ----------    ----------

Partners' (deficit) capital, September 30, 2008         $(337,938)     $2,880,275    $2,542,337
                                                        =========      ==========    ==========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                           For the nine months ended
                                                                                 September 30,
                                                                          --------------------------
                                                                             2008            2007
                                                                          -----------    -----------
Cash flows from operating activities:
  Net income ..........................................................   $   252,788    $   566,500

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................       743,409        766,097

    Changes in assets and liabilities:
      (Decrease) increase in receivables and other assets, net ........       (92,461)        73,622
      Increase in accounts payable and accrued expenses ...............       116,608         45,804
      Decrease in hotel trade payables ................................       (22,538)      (127,742)
                                                                          -----------    -----------

        Net cash provided by operating activities .....................       997,806      1,324,281
                                                                          -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .................................      (481,792)      (191,208)
  Net (deposits to) withdrawals from working capital reserve ..........      (559,121)      (281,960)
  Net withdrawals from (deposits to) capital improvements
    and real estate tax reserves held by servicer .....................       315,585        (25,714)
                                                                          -----------    -----------

        Net cash used in investing activities .........................      (725,328)      (498,882)
                                                                          -----------    -----------


Cash flows from financing activities:
  Decrease in deposits ................................................        18,000           --
  Payoff mortgage .....................................................    (7,273,441)      (168,833)
  Refinance mortgage ..................................................     7,372,262           --
  Loan refinancing costs ..............................................      (270,300)          --
  Distribution to BAC holders .........................................          --         (429,186)
  Distribution to General Partner .....................................          --           (8,864)
  Distribution made on behalf of BAC holders ..........................          --           (5,145)
                                                                          -----------    -----------

        Net cash provided by (used in) financing activities ...........      (153,479)      (612,028)
                                                                          -----------    -----------


Net increase in hotel operating cash and cash and cash equivalents ....       118,999        213,371

Hotel operating cash and cash and cash equivalents, beginning of period       576,809        257,861
                                                                          -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period .....   $   695,808    $   471,232
                                                                          ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ............................   $   475,046    $   434,608
                                                                          ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007 and its cash flows and partners' capital for the nine month periods ended September 30, 2008 and 2007. The results of operations for the interim periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2007 annual report on Form 10-KSB.

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


2.   LONG-LIVED ASSETS

     The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. To date, there have been no impairment losses recognized on long-lived assets.


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $2,141,529 and $1,582,408 as of September 30, 2008 and December 31, 2007, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

     In addition to the monthly loan installments under the former mortgage loan, as discussed below, through May 1, 2008 the Partnership also made monthly payments which were escrowed for capital improvements (CIR) and estimated annual real estate taxes. The monthly CIR payment totaling $19,365 was held in escrow to be drawn on by the Partnership for ongoing capital improvement expenditures and for the replacement of furniture, fixtures and equipment at the hotels. The real estate tax payments for annual taxes and assessments to be levied on the hotels were estimated as $32,655 per month. The servicer of the loan paid such taxes and assessments when due from these escrows. Both the CIR and real estate tax payments were due on the same day as the monthly principal and interest installments. On May 6, 2008, the Partnership's mortgage loan was refinanced with the proceeds of four separate loans. The Partnership will pay directly for real estate taxes and capital improvements.

     During the nine month periods ended September 30, 2008 and 2007, the Partnership made escrow deposits aggregating $77,458 and $174,281, respectively, for capital improvements, and $130,622 and $291,176, respectively, for estimated annual real estate taxes. As of September 30, 2008, and December 31, 2007, the former servicer held reserves of $0 and $197,736 respectively, for capital improvements and $0 and $117,849, respectively, for real estate taxes. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed CIR and real estate tax accounts.


5.   MORTGAGES PAYABLE

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due. The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days for payment of a fee in the amount of $72,734.41, plus continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

     On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation ("GE") in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida. The three loans are cross-collateralized by the three hotels. The Partnership used the loan proceeds, together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000 secured by the University hotel in Minnesota, to pay off the existing debt in full.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


5.   MORTGAGE PAYABLE - Continued

obtain conventional financing on the property again. NOVA, the Partnership's consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. The Partnership has been advised that the VIC Program process will likely take from nine months to eighteen months.

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                       Plymouth         $887,269
                       Roseville        $2,083,122
                       Clearwater       $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options to extend the loan for nine months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership made installments of principal and interest aggregating $583,020 and $603,441 for the nine month periods ended September 30, 2008 and 2007. The Partnership's aggregate balance on the current loans was $7,372,262 as of September 30, 2008. The Partnership's balance on the former loan was $7,273,441 as of December 31, 2007.


6.   DISTRIBUTIONS TO BAC HOLDERS

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first, second and third quarters of 2008.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


7.   COMMITMENTS

     a.   Hotel Management Agreements
          ---------------------------

          The Partnership entered into management agreements with Bryanston Group d/b/a Buckhead Hotel Management Company, Inc. (Buckhead) in connection with operation of the hotels. The management agreements were originally extended during 2001 to expire between November 2007 and July 2008. As the respective contracts expired, the Partnership entered into new management contracts with Oak Hotels, Inc. under business terms substantially similar to the former agreements. The new contracts will expire December 31, 2016, with the exception of Scottsdale, which is coterminous with the land lease on which that hotel is located. The agreements provide for a base management fee of 3.5% of gross revenues from operations. The management agreements also call for an incentive management fee generally equal to 25% of net cash flow available after payment of a preferred cash flow return to the Partnership equal to 11% of the aggregate purchase price for hotels owned by the Partnership. No incentive management fees were earned for either of the three or nine month periods ended September 30, 2008 and 2007.

     b.   Lease Agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. There were no further extensions provided in the lease agreement, but the Partnership has signed a short term extension through December 31, 2009 until the ground lessor decides to re-develop the property. Annual lease payments are equal to the greater of $140,450 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $11,704 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended September 30, 2008 and 2007, lease payments were $116,327 and $130,788, respectively. For the nine month periods ended September 30, 2008 and 2007, lease payments were $536,335 and $583,043, respectively.

     c.   License Agreements
          ------------------

          The five License Agreements pursuant to which the hotels are operated as Days Inns have recently been assigned from the current licensee (and former management agent), Buckhead Hotel Management Company, Inc. d/b/a Bryanston Group, Inc., to the Partnership as Licensee. The business terms remained identical.


8.   GROUND LEASE AGREEMENTS

     The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $0 and $18,424 for the three month periods ended September 30, 2008 and 2007, respectively, and $12,712 and $55,271 for the nine month periods ended September 30, 2008 and 2007, respectively. As of March 2008,

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS - Continued

Vicorp failed to pay the monthly rent due. On April 3, 2008, Vicorp declared bankruptcy. It rejected the lease as an executory contract as of that date. The Partnership has engaged a broker to locate a new tenant for the space. It has also filed a proof of claim for its permitted damages in Vicorp's bankruptcy case.

     The Partnership leases a building adjacent to the hotel on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2008 and 2007, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $17,167 and $186,124 for the three and nine month periods ended September 30, 2008, respectively, and $16,041 and $57,969 for the three and nine month periods ended September 30, 2007, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2008 and 2007.

     C.R.I., Inc., the General Partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG) to perform certain asset management services related to the oversight of the operations of the hotels. The Chairman and President of C.R.I., Inc. are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.


10.  DEPRECIATION AND AMORTIZATION

     Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. Salvage value has been incorporated relating to the Scottsdale hotel. The estimated lives used in determining depreciation follow.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


10.  DEPRECIATION AND AMORTIZATION - Continued


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

     Property purchase cost and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which is being amortized over the remaining lease term. Loan refinancing costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method.


11.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. As of September 30, 2008, the uninsured portion of the cash balance was $2,111,804.

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

                             Travel and the Economy
                             ----------------------

     The hotel industry in the third quarter 2008 is continuing to feel the effects of a sagging economy with decreased demand and lower occupancies, which had a negative impact at two of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

      A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first, second and third quarters of 2008.

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

     For the nine month period ended September 30, 2008, net cash provided by the hotel's operating activities and existing cash resources was adequate to support investing and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables. Accounts payable and accrued expenses and hotel trade payables at September 30, 2008 totaled $1,020,981, which represents a $94,070 increase from December 31, 2007. Accounts payable and accrued expenses increased primarily due to higher real estate taxes payable, partially offset by lower audit fees payable. Hotel trade payables decreased primarily due to timing of payments.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Financing
---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due. The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days for payment of a fee in the amount of $72,734.41, plus continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

     On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation ("GE") in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida. The three loans are cross-collateralized by the three hotels. The Partnership used the loan proceeds together with the proceeds, of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000 secured by the University hotel in Minnesota, to pay off the existing debt in full.

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. NOVA, the Partnership's consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. The Partnership has been advised that the VIC Program process will likely take from nine months to eighteen months.

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                      Plymouth          $887,269
                      Roseville         $2,083,122
                      Clearwater        $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options to extend the loan for nine months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership made installments of principal and interest aggregating $583,020 and $603,441 for the nine month periods ended September 30, 2008 and 2007. The Partnership's aggregate balance on the current loans was $7,372,262 as of September 30, 2008. The Partnership's balance on the former loan was $7,273,441 as of December 31, 2007.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. During the nine month periods ended September 30, 2008 and 2007, the Partnership made escrow deposits aggregating $77,458 and $174,281, respectively, for capital improvements, and $130,622 and $291,176, respectively, for estimated annual real estate taxes. As of September 30, 2008 and December 31, 2007, the servicer held reserves of $0 and $197,736, respectively, for capital improvements, and $0 and $117,849, respectively, for real estate taxes. This loan was refinanced on May 6, 2008. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed CIR and real estate tax accounts. The Partnership will pay directly for real estate taxes and capital improvements.

Working Capital Reserve
-----------------------

     The working capital reserve of $2,141,529 and $1,582,408 as of September 30, 2008 and December 31, 2007, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

Distributions to BAC Holders
----------------------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007 or the first, second and third quarters of 2008.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership's net income for the three month period ended September 30, 2008, increased compared to the corresponding period in 2007, primarily due to an increase in gross operating income and a decrease in unallocated operating expenses, partially offset by increased interest expense and decreased interest and other income. Gross operating income increased primarily due to higher rooms revenue, as a result of higher rates, and lower rooms expenses. The decrease in unallocated operating expenses was primarily due to decreases in professional fees and building lease expense, partially offset by increased property tax expense. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided. Building lease expense decreased due to lower revenues at Scottsdale Days Inn. Property tax expense increased and interest and other income decreased as the restaurant on the Minneapolis hotel property is not leased.

     The Partnership's net income for the nine month period ended September 30, 2008, decreased compared to September 30, 2007, primarily due to decreases in

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


gross operating income and interest and other income and increases in unallocated operating expenses and interest expense. Gross operating income decreased primarily due to lower rooms revenue as a result of lower occupancy. Unallocated operating expenses increased primarily due to higher general and administrative expenses due to higher reimbursed payroll costs and the forbearance fee.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2008 and 2007, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2008 and 2007, follow.

                                        Gross Operating Income           Gross Operating Income
                                     for the three month periods       for the nine month periods
                                         ended September 30,               ended September 30,
                                     ---------------------------       --------------------------
     Hotel Location                     2008             2007             2008            2007
     --------------                  ----------       ----------       ----------      ----------
     Clearwater, FL                  $   94,881       $  153,394       $  588,905      $  740,753
     Minneapolis, MN                    690,242          585,071        1,739,836       1,605,674
     Plymouth, MN                       308,931          251,330          707,500         605,542
     Roseville, MN                      406,560          353,244          885,593         839,914
     Scottsdale, AZ                     373,689          413,267        1,931,807       2,095,733
                                     ----------       ----------       ----------      ----------
       Total                         $1,874,303       $1,756,306       $5,853,641      $5,887,616
                                     ==========       ==========       ==========      ==========

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                                       Operating (Loss) Income              Operating Income
                                     for the three month periods       for the nine month periods
                                         ended September 30,               ended September 30,
                                     ---------------------------       --------------------------
                                        2008              2007             2008            2007
                                     ----------       ----------       -----------      ----------
     Clearwater, Fl                  $  (76,097)      $  (49,319)      $    10,445      $  106,946
     Minneapolis, MN                    429,902          344,536           995,283         899,526
     Plymouth, MN                       151,521          105,385           267,623         181,934
     Roseville, MN                      230,811          194,297           427,866         385,514
     Scottsdale, AZ                     (81,980)         (61,832)          342,456         426,267
     Depreciation and partnership
       operating expenses              (351,876)        (328,564)       (1,315,839)       (999,079)
                                     ----------       ----------       -----------      ----------
                                     $  302,281       $  204,503       $   727,834      $1,001,108
                                     ==========       ==========       ===========      ==========


                                          Average Occupancy                 Average Occupancy
                                     for the three month periods       for the nine month periods
                                         ended September 30,                ended September 30,
                                     ---------------------------       --------------------------
                                        2008             2007            2008             2007
                                     ----------       ----------       ---------        ---------
     Clearwater, Fl                       36%            53%              52%              59%
     Minneapolis, MN                      86%            91%              82%              87%
     Plymouth, MN                         76%            75%              72%              68%
     Roseville, MN                        83%            84%              72%              74%
     Scottsdale, AZ                       76%            81%              76%              85%


                  Three Month Periods Ended September 30, 2008
                  --------------------------------------------

Clearwater, Florida: Gross operating income decreased and operating loss increased for the three month period ended September 30, 2008 compared to 2007, primarily due to decreases in rooms revenue and rental and other revenue and increased property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, marketing expense, energy expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to several main factors; higher fuel prices, the decrease in housing and construction markets, and a highly active hurricane season.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2008 increased compared to 2007, primarily due to increases in rooms revenue and rental and other revenue and decreased marketing expense, partially offset by decreased telephone revenue and increases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to market demand.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2008 increased compared to 2007, primarily due to increases in rooms revenue and telephone revenue and decreases in telephone expense, rental and other expense and energy expense, partially offset by decreased rental and other revenue and increased general and administrative expenses, marketing expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy was flat to last year.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2008 increased compared to 2007, primarily due to increases in rooms revenue and rental and other revenue and decreases in telephone expense, rental and other expense and marketing expense, partially offset by decreased telephone revenue and increased rooms expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy was flat to last year.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Scottsdale, Arizona: Gross operating income decreased and operating loss increased for the three month period ended September 30, 2008 compared to 2007, primarily due to decreases in rooms revenue and rental and other revenue and increases in food and beverage expense, telephone expense, marketing expense, energy expense and insurance expenses, partially offset by increased food and beverage revenue and telephone revenue and decreased rooms expense, general and administrative expenses, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased in all market segments with the exception of tour and travel due to the lack of demand mostly impacted by the economy.

                   Nine month Periods Ended September 30, 2007
                   -------------------------------------------

Clearwater, Florida: Gross operating income and operating income for the nine month period ended September 30, 2008 decreased compared to 2007, primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense and property tax expense, partially offset by decreases in rooms expense, rental and other expenses, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to market demand and the loss of a high rated non-repeating aerotech group in the first and second quarter, higher fuel prices, and a highly active hurricane season.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2008 increased compared to 2007, primarily due to increases in rooms revenue and rental and other revenue and decreases in general and administrative expenses and marketing expense, partially offset by increases in rooms expense, telephone expense, rental and other expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to a decline in market demand and a reduction in university sports and visitors in the first quarter, mostly due to the NCAA swimming event not being held at the University of Minnesota in March 2008 and market demand.

Plymouth, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2008 increased compared to 2007, primarily due to increased rooms revenue and decreased telephone expense, rental and other expense, general and administrative expenses and energy expense, partially offset by decreased rental and other revenue and increased rooms expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy increased as a result of production from corporate groups.

Roseville, Minnesota: Gross operating income and operating income increased for the nine month period ended September 30, 2008 compared to 2007, primarily due to increased rooms revenue and decreases in telephone expense and marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to a decline in market demand and ongoing road construction.

Scottsdale, Arizona: Gross operating income and operating income for the nine month period ended September 30, 2008 decreased compared to 2007, primarily due to decreases in rooms revenue, food and beverage revenue and telephone revenue and increases in telephone expense, rental and other expense, marketing expense, energy expense and insurance expense, partially offset by increased rental and other revenue and decreases in rooms expense, food and beverage expense, general and administrative expenses, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased due to a decline in market demand and construction at the adjacent mall.

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In October 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2008.

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



November 13, 2008                    by:  /s/ H. William Willoughby
-----------------                         -----------------------------------
DATE                                      H. William Willoughby,
                                          Director, President, Secretary,
                                            Principal Financial Officer and
                                            Principal Accounting Officer