Form 10-K
period 2008-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2009-03-24
CIK 808377

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                           ---------------------------



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 33-11096

                           ---------------------------


                         CRI HOTEL INCOME PARTNERS, L.P.


             Delaware                                   52-1500621
(State  or  other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation  or organization)

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST

                           ---------------------------



Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_| No |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

The units of limited partner interest of the Registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

                       DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                         2008 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS



                                                                           Page

                                     PART I

Item 1.  Business.......................................................... I-1
Item 2.  Properties........................................................ I-2
Item 3.  Legal Proceedings................................................. I-2
Item 4.  Submission of Matters to a Vote of Security Holders............... I-2


                                     PART II

Item 5.  Market for the Registrant's Beneficial Assignee Certificates
           and Related Partnership Matters ............................... II-1
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... II-3
Item 8.  Financial Statements............................................. II-8
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................... II-8
Item 9A. Controls and Procedures.......................................... II-9
Item 9B. Other Information................................................ II-9


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............... III-1
Item 11. Executive Compensation........................................... III-1
Item 12. Security Ownership of Certain Beneficial Owners and Management... III-2
Item 13. Certain Relationships and Related Transactions................... III-3
Item 14. Principal Accountant Fees and Services........................... III-3


                                     PART IV

Item 15. Exhibits and Financial Statements................................ IV-1

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

Development and Description of Business
---------------------------------------

     CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. The Partnership's primary objectives continue to be cash flow growth and capital appreciation. However, the attainment of these objectives is principally dependent on the hotels' operations. The hotels are or had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc., formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns. The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns.

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

     The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest. As of December 31, 2008, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees
---------

     The Partnership has no employees. Services are performed by CRI, the General Partner of the General Partner, and agents retained by it. See the notes to the financial statements for additional information concerning these services.

                                     PART I
                                     ------

ITEM 2. PROPERTIES
        ----------

         A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2008, follows.


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


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     On September 2, 2008, a complaint was filed against CRI Hotel Income Partners, L.P., in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida. The Plaintiffs claimed damages of $15,000, exclusive of interest and cost as a result of being bitten by bed bugs while staying at the Days Inn Clearwater on or about July 16, 2008. The complaint was submitted to Wausau Insurance Company, Claim #PX415-008254-01. On January 21, 2009, the defense counsel retained by Wausau requested that the plaintiff make a demand for settlement of this lawsuit so as to avoid protracted litigation. A response is expected during the first quarter of 2009 to the request. Any damages will be covered by Wausau under the hotel's insurance policy.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

     (b) As of March 24, 2009, there were 867 registered holders of BACs in the Partnership.

     (c) Cash available for distribution, as defined in the Partnership Agreement, is intended to be distributed on a quarterly basis within sixty days after the end of each calendar quarter. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. The Partnership did not declare a distribution in 2008. See Part II, Item 6, Management's Discussion and Analysis of Financial
          Condition and Results of Operations, for additional information concerning the distributions during these years, and for a discussion of factors which may affect future distribution levels.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-K at December 31, 2008. Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method. The calculation requires three amounts for each asset; (1) the purchase price, (2) the estimated useful life, (3) the estimated residual value at the end of the asset's useful life. Of these three amounts, two are estimates that require significant
management  judgment.   In  order  to  determine  the  appropriate   allocation,
management periodically reviews the particular asset's historical or current replacement cost, useful economic life, and residual value, and updates this information as necessary. Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

                             Travel and the Economy
                             ----------------------

     The hotel industry in the fourth quarter 2008 is continuing to feel the effects of a sagging economy with decreased demand and lower occupancies, which had a negative impact at all of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. The General Partner did not declare a distribution in 2008. The General Partner closely monitors the Partnership's liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

     For the years ended December 31, 2008 and 2007, net cash provided by the hotels' operating activities and existing cash resources was adequate to support investing and financing activities. The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables. Accounts payable and accrued expenses and hotel trade payables at December 31, 2008 totaled $798,608, which represents a $128,303 decrease from the corresponding amounts in 2007. Accounts payable and accrued expenses decreased primarily due to lower land lease payable, lower incentive management fee payable and lower accrued audit costs payable, partially offset by higher professional fees payable. Hotel trade payables increased compared to December 31, 2007, primarily due to a decrease in available cash.

                                    Financing
                                    ---------

     On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels. The loan matured January 1, 2008. On that date, a balloon payment in the amount of $7,273,441 became due. The General Partner was unable to refinance the Partnership's mortgage debt prior to its maturity. Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days for payment of a fee in the amount of $72,734, plus continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

     On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation ("GE") in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida. The three loans are cross-collateralized by the three hotels. The Partnership used the loan proceeds together with the proceeds, of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000, of which $500,000 is held by the Lender pending resolution of the environmental matter further discussed below, secured by the University hotel in Minnesota, to pay off the existing debt in full.

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No

                                     PART II
                                     -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. NOVA, the Partnership's consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. On January 28, 2009, NOVA completed the Phase II study. Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site. It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site. NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. The Partnership has been advised that the VIC Program process will likely take from nine months to eighteen months.

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                   Plymouth                  $887,269
                   Roseville                 $2,083,122
                   Clearwater                $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options, at its sole discretion, to extend the loan for six months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership made installments of principal and interest aggregating $802,042 and $804,589 for the years ended December 31, 2008 and 2007. The Partnership's aggregate balance on the current loans was $7,341,231 as of December 31, 2008. The Partnership's balance on the former loan was $7,273,441 as of December 31, 2007.

         Capital Improvements, Real Estate Tax Reserves Held by Servicer
         ---------------------------------------------------------------
                          and Intercompany Transactions
                          -----------------------------

     In addition to the monthly loan installments under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. During the years ended December 31, 2008 and 2007, the Partnership made escrow deposits aggregating $77,458 and $232,374, respectively, for capital improvements, and $130,622 and $389,142, respectively, for estimated annual real estate taxes. As of December 31, 2008 and December 31, 2007, the servicer held reserves of $0 and $197,736, respectively, for capital improvements, and $0 and $117,849, respectively, for real estate taxes. This loan was refinanced on May 6, 2008. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement and real estate tax accounts. Under the new mortgage, the Partnership will pay directly for real estate taxes and capital improvements.

     In 2008, the Partnership contributed $83,640 to the Clearwater hotel for capital improvements. In 2007, the Partnership contributed $31,835, $56,880, $39,636 and $145,725 to the Clearwater hotel, Plymouth hotel, Roseville hotel and Minneapolis hotel, respectively, for capital improvements.

                                     PART II
                                     -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                             Working Capital Reserve
                             -----------------------

     The working capital reserve of $2,333,266 and $1,582,408 as of December 31, 2008 and 2007, respectively, represents all cash and cash equivalents, as defined in Note 1.d. of the accompanying financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                          Distributions to BAC holders
                          ----------------------------

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. The Partnership did not declare a distribution in 2008.

                       Results of Operations - Partnership
                       -----------------------------------

2008 versus 2007
----------------

     The Partnership's net income for the year ended December 31, 2008, decreased compared to December 31, 2007, primarily due to decreases in gross operating income, interest and other income and increased interest expense, partially offset by a decrease in unallocated operating expenses. Gross operating income decreased primarily due to lower rooms revenue as a result of lower occupancy. Interest and other income decreased as the restaurant on the Minneapolis hotel property is not leased; and lower interest rates in 2008. Interest expense increased as the mortgage loans were refinanced. Unallocated operating expenses decreased due to lower depreciation and amortization expenses, marketing expense, building lease expense, management fees and professional fees, partially offset by higher general and administrative expenses and property operations and maintenance expenses. General and administrative expenses increased primarily due to higher reimbursed payroll costs and the forbearance agreement fee. Building lease expense decreased due to lower revenues at Scottsdale Days Inn. Marketing expense decreased due to lower payroll and lower frequent guest program expense. Management fees decreased due to lower revenues.

                         Results of Operations - Hotels
                         ------------------------------

     Analysis of each hotel's operating results for the year 2008 versus the year 2007 follows.

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

                                     PART II
                                     -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


            Hotel Location              Peak Months
            --------------            -------------------

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the years ended December 31, 2008 and 2007, follow.

                                                Gross Operating Income
                                          ----------------------------------
     Hotel Location                           2008                  2007
     --------------                       -----------            -----------

     Clearwater, FL                       $   706,887            $   878,090
     Minneapolis, MN                        2,157,018              2,067,131
     Plymouth, MN                             845,549                770,239
     Roseville, MN                          1,084,843              1,081,000
     Scottsdale, AZ                         2,376,799              2,708,112
                                          -----------            -----------

         Total                            $ 7,171,096            $ 7,504,572
                                          ===========            ===========


                                                Operating (Loss) Income
                                          ----------------------------------
     Hotel Location                           2008                  2007
     --------------                       -----------            -----------

     Clearwater, FL                       $   (28,330)           $    60,197
     Minneapolis, MN                        1,193,772              1,130,057
     Plymouth, MN                             281,841                218,879
     Roseville, MN                            454,559                446,553
     Scottsdale, AZ                           360,443                509,800
     Depreciation and net Partnership
       operating expenses                  (1,570,437)            (1,301,366)
                                          -----------            -----------

         Total                            $   691,848            $ 1,064,120
                                          ===========            ===========


                                                 Average Occupancy
                                          ----------------------------------
     Hotel Location                          2008                   2007
     --------------                       -----------            -----------

     Clearwater, FL                           49%                    56%
     Minneapolis, MN                          79%                    84%
     Plymouth, MN                             66%                    66%
     Roseville, MN                            68%                    72%
     Scottsdale, AZ                           72%                    83%


2008 versus 2007
----------------

Clearwater, Florida: Gross operating income and operating income for the year ended December 31, 2008, decreased compared to 2007 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increased property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management

                                     PART II
                                     -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


fees and insurance expense. Occupancy decreased due to higher fuel prices and a decrease in the housing and construction markets. These factors combined with a highly active hurricane season, lead to the overall reduction in occupancy.

Minneapolis, Minnesota: Gross operating income and operating income for the year ended December 31, 2008, increased compared to 2007 primarily due to increased rooms revenue, as a result of higher room rates, and decreases in rental and other expense, marketing expense and property tax expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, telephone expense, general and administrative expenses, energy expense, repair and maintenance expenses, management fees and insurance expense. Occupancy decreased due to lack of market demand mostly in the fourth quarter. The entire Twin Cities market was affected.

Plymouth, Minnesota: Gross operating income and operating income for the year ended December 31, 2008, increased compared to 2007 primarily due to increased rooms revenue, as a result of higher room rates, and decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses and marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in energy expenses, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy was flat to last year.

Roseville, Minnesota: Gross operating income and operating income for the year ended December 31, 2008, increased compared to 2007 primarily due to increased rooms revenue, as a result of higher room rates, and decreases in telephone expense, rental and other expense, general and administrative expenses and marketing expense, partially offset by decreases in telephone revenue and rental and other revenue and increases in rooms expense, energy expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased in all market segments with a sharp decline in walk-in business, as a direct result of the sluggish economy.

Scottsdale, Arizona: Gross operating income and operating income for the year ended December 31, 2008, decreased compared to 2007 primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and increases in telephone expense, rental and other expense, marketing expense, energy expense and insurance expense, partially offset by decreases in rooms expense, food and beverage expense, general and administrative expenses, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased in all market segments, mostly impacted by the economy, with the exception of tour and travel. The increase in the tour and travel market was a direct result of additional international travel due to the current exchange rates.


ITEM 8. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.

                                     PART II
                                     -------


ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


ITEM 9B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2008, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2008.

     Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

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

William B. Dockser, 72, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 62 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

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

                                      III-1

                                    PART III
                                    --------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
            AND MANAGEMENT
            --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 24, 2009.


                                                                          % of total
           Name and Address                   Amount and Nature           BACs issued
          of Beneficial Owner             of Beneficial Ownership       and outstanding
          -------------------             -----------------------       ---------------
          CMG Advisors LLC, et.al.              108,489 BACs                  12.5%
          1000 Second Avenue
          Suite 3950
          Seattle, WA 98104

          Equity Resource
            Investments, LLC                    51,293 BACs                   5.9%
          1280 Massachusetts Avenue
          4th Floor
          Cambridge, MA 02138

          MacKenzie, Patterson
            Fuller, LLP                         71,185 BACs                   8.2%
          1640 School Street
          Suite 100
          Morgan, CA 94556

          Peachtree Partners                    71,990 BACs                   8.3%
          3116 E. Shea Boulevard
          PMB 191
          Phoenix, AZ 85028


     (b)  Security ownership of management.

          The following table sets forth certain information concerning all BACs beneficially owned, as of March 24, 2009, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

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


     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III
                                    --------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2008 and 2007, the Partnership retained Grant Thornton LLP to provide services as follows.

                                                  Year Ended December 31,
                                               ----------------------------
                                                 2008                2007
                                               --------            --------

         Audit fees (1)                        $185,750            $173,100
         Audit-related fees                          --                  --
         Tax fees (2)                            14,000              16,500
         All other fees                              --                  --
                                               --------            --------

             Total billed                      $199,750            $189,600
                                               ========            ========


     (1)  Includes quarterly reviews of Forms 10-Q and 10-QSB.
     (2)  Preparation of Partnership federal and state tax returns.

     The Partnership has no directors or officers. The Board of Directors of the General Partner of the General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the General Partner of the General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2008 and 2007.

                                      III-3

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
         ---------------------------------

1.   Financial Statements

     a.   The following documents are included as part of this report:

          (1)  Financial Statements

               Report of Independent Registered Public Accounting Firm Balance Sheets
               Statements of Operations
               Statements of Changes in Partners' (Deficit) Capital Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules

               None.

          (3)  Exhibits

          Index of Exhibits. (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

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

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS - Continued
         ---------------------------------

          d. Forms of Amendment to Hotel Management Agreement by and between CRI Hotel Income Partners, L.P. and Buckhead Hotel Management Company, Inc. (Incorporated by reference to the 1994 Annual Report on Form 10-K filed on March 15, 1995.)

          Exhibit No. 10.1 - Form of Management Agreement dated March 1, 2008, between Registrant and Oak Hotels, Inc. for the University, Plymouth and Roseville hotels,
                             April 1, 2008 for the Clearwater Hotel and July 1, 2008 for the Scottsdale Hotel.

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



March 24, 2009                       by:  /s/ William B. Dockser
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



March 24, 2009                       by:  /s/ H. William Willoughby
--------------                            --------------------------------------
DATE                                      H. William Willoughby,
                                          Director, President, Secretary,
                                            Principal Financial Officer and
                                            Principal Accounting Officer

                        CRI HOTEL INCOME PARTNERS, L. P.

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Financial Statements of CRI Hotel Income Partners, L.P.

Report of Independent Registered Public Accounting Firm.................  IV-5
Balance Sheets as of December 31, 2008 and 2007.........................  IV-6
Statements of Operations for the Years Ended
   December 31, 2008, 2007 and 2006.....................................  IV-7
Statements of Changes in Partners' (Deficit) Capital for the Years
   ended December 31, 2008, 2007 and 2006................................ IV-8
Statements of Cash Flows for the Years Ended
   December 31, 2008, 2007 and 2006.....................................  IV-9
Notes to Financial Statements...........................................  IV-10

Report of Independent Registered Public Accounting Firm


Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2008 and 2007, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.





/s/ Grant Thornton LLP


McLean, Virginia
March 24, 2009

                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          2008            2007
                                                                                      ------------    ------------
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,382,485      14,265,485
  Furniture, fixtures and equipment ...............................................      4,214,546       3,721,657
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        21,602,755      20,992,866
  Less: accumulated depreciation and amortization .................................    (14,542,003)    (13,703,827)
                                                                                      ------------    ------------

                                                                                         7,060,752       7,289,039

Hotel operating cash ..............................................................        156,805         576,809
Working capital reserve ...........................................................      2,333,266       1,582,408
Capital improvements and real estate tax reserves held by servicer ................           --           315,585
Receivables and other assets, net of allowance for doubtful accounts
  of $37,215 and $34,096, respectively ............................................        406,899         329,260
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $740,175 and $697,296, respectively ..........        279,928         322,807
Property purchase costs,
  net of accumulated amortization of $134,870 and $126,274, respectively ..........         47,397          55,993
Loan refinancing costs,
  net of accumulated amortization of $97,148 ......................................        173,152            --
Deposit ...........................................................................           --            18,000
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,458,199    $ 10,489,901
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    524,350    $    698,514
Hotel trade payables ..............................................................        274,258         228,397
Mortgages payable .................................................................      7,341,231       7,273,441
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,139,839       8,200,352
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (342,418)       (342,994)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,660,778       2,632,543
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,318,360       2,289,549
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,458,199    $ 10,489,901
                                                                                      ============    ============

                                  The accompanying notes are an integral part of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                                     For the years ended
                                                                         December 31,
                                                        --------------------------------------------
                                                            2008            2007            2006
                                                        ------------    ------------    ------------
Revenue:
  Rooms .............................................   $  9,769,097    $ 10,134,740    $  9,724,276
  Rental and other ..................................        249,537         297,050         325,777
  Food and beverage .................................         41,100          48,382          50,680
  Telephone .........................................         37,764          47,336          56,931
                                                        ------------    ------------    ------------

                                                          10,097,498      10,527,508      10,157,664
                                                        ------------    ------------    ------------

Departmental expenses:
  Rooms .............................................     (2,759,440)     (2,840,633)     (2,744,806)
  Rental and other ..................................        (65,110)        (77,702)       (102,452)
  Telephone .........................................        (70,290)        (66,547)        (66,108)
  Food and beverage .................................        (31,562)        (38,054)        (34,386)
                                                        ------------    ------------    ------------

                                                          (2,926,402)     (3,022,936)     (2,947,752)
                                                        ------------    ------------    ------------

Gross operating income ..............................      7,171,096       7,504,572       7,209,912
                                                        ------------    ------------    ------------


Unallocated operating income (expenses):
  Interest and other income .........................         88,267         176,308         177,020
  General and administrative ........................     (1,439,750)     (1,273,968)     (1,170,269)
  Depreciation and amortization .....................       (986,799)     (1,005,778)       (994,029)
  Marketing .........................................       (864,701)       (935,595)       (900,973)
  Property operations and maintenance ...............       (704,062)       (689,112)       (677,429)
  Energy ............................................       (674,224)       (674,686)       (677,479)
  Building lease ....................................       (666,250)       (755,942)       (685,667)
  Property taxes ....................................       (540,817)       (508,610)       (513,415)
  Management fees ...................................       (365,935)       (417,238)       (372,255)
  Professional fees .................................       (231,227)       (262,081)       (193,529)
  Base asset management fee .........................        (93,750)        (93,750)        (93,750)
                                                        ------------    ------------    ------------

                                                          (6,479,248)     (6,440,452)     (6,101,775)
                                                        ------------    ------------    ------------

Operating income ....................................        691,848       1,064,120       1,108,137

Interest expense ....................................       (663,037)       (578,855)       (595,797)
                                                        ------------    ------------    ------------

Net income ..........................................   $     28,811    $    485,265    $    512,340
                                                        ============    ============    ============


Net income allocated to General Partner (2%) ........   $        576    $      9,705    $     10,247
                                                        ============    ============    ============

Net income allocated to BAC holders (98%) ...........   $     28,235    $    475,560    $    502,093
                                                        ============    ============    ============

Net income per BAC, based on 868,662 BACs outstanding   $       0.03    $       0.55    $       0.58
                                                        ============    ============    ============

                                  The accompanying notes are an integral part of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                                                 Beneficial
                                                                  Assignee
                                                  General       Certificate
                                                  Partner         Holders         Total
                                                 -----------    -----------    -----------
Partners' (deficit) capital, January 1, 2006 .   $  (338,836)   $ 2,836,270    $ 2,497,434

  Net income .................................        10,247        502,093        512,340

Distribution of $0.61 per BAC holders
  and General Partner ........................       (10,814)      (529,884)      (540,698)
                                                 -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2006      (339,403)     2,808,479      2,469,076
                                                 -----------    -----------    -----------

  Net income .................................         9,705        475,560        485,265

Distribution of $0.75 per BAC holders
  and General Partner ........................       (13,296)      (651,496)      (664,792)
                                                 -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2007      (342,994)     2,632,543      2,289,549
                                                 -----------    -----------    -----------

  Net income .................................           576         28,235         28,811
                                                 -----------    -----------    -----------

Partners' (deficit) capital, December 31, 2008   $  (342,418)   $ 2,660,778    $ 2,318,360
                                                 ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                     For the years ended
                                                                                         December 31,
                                                                          ----------------------------------------
                                                                             2008           2007           2006
                                                                          -----------    -----------    ----------
Cash flows from operating activities:
  Net income ..........................................................   $    28,811    $   485,265    $   512,340

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................       986,799      1,005,778        994,029

    Changes in assets and liabilities:
     (Decrease) increase in receivables and other assets, net .........       (77,639)       193,242        (74,522)
     (Decrease) increase in accounts payable and accrued expenses .....      (174,164)        51,881        134,928
     Increase (decrease) in hotel trade payables ......................        45,861        (23,063)        32,035
                                                                          -----------    -----------    -----------

        Net cash provided by operating activities .....................       809,668      1,713,103      1,598,810
                                                                          -----------    -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment .................................      (609,889)      (370,864)      (331,128)
  Net deposits to working capital reserve .............................      (750,858)       (15,860)      (387,508)
  Net withdrawals from (deposits to) capital improvements
    and real estate tax reserves held by servicer .....................       315,585        (98,905)       (33,120)
                                                                          -----------    -----------    -----------

        Net cash used in investing activities .........................    (1,045,162)      (485,629)      (751,756)
                                                                          -----------    -----------    -----------


Cash flows from financing activities:
  Distribution to BAC holders and on behalf of BAC holders ............          --         (651,496)      (529,884)
  Distribution to General Partners ....................................          --          (13,296)       (10,814)
  Refinance mortgage ..................................................     7,341,231           --             --
  Loan refinancing costs ..............................................      (270,300)          --             --
  Payment of principal on mortgage payable/payoff mortgage ............    (7,273,441)      (225,734)      (208,792)
  Decrease (increase) in deposit ......................................        18,000        (18,000)          --
                                                                          -----------    -----------    -----------

        Net cash used in financing activities .........................      (184,510)      (908,526)      (749,490)
                                                                          -----------    -----------    -----------


Net (decrease) increase in hotel operating cash and
  cash and cash equivalents ...........................................      (420,004)       318,948         97,564

Hotel operating cash and cash and cash equivalents, beginning of year .       576,809        257,861        160,297
                                                                          -----------    -----------    -----------

Hotel operating cash and cash and cash equivalents, end of year .......   $   156,805    $   576,809    $   257,861
                                                                          ===========    ===========    ===========


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ..............................   $   663,037    $   578,855    $   595,797
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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization and offering
          -------------------------

          CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement. The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc. The Partnership's primary objectives continue to be cash flow growth and capital appreciation. However, the attainment of these objectives is principally dependent on the hotels' operations. The hotels had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns. The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     d.   Hotel operating cash; cash and cash equivalents
          -----------------------------------------------

          Hotel operating cash and cash and cash equivalents consist of demand deposits, repurchase agreements and money market funds with original maturities when purchased of three months or less, which have not been designated as a working capital reserve by the General Partner. Hotel operating cash represents funds maintained at the hotels and by the hotels' unaffiliated manager, while cash and cash equivalents represents funds maintained at the Partnership. The Partnership has determined that the carrying amounts for these items approximate fair value.

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

     f.   Hotel accounts receivable
          -------------------------

          Hotel accounts receivable, which is included in receivables and other assets in the accompanying balance sheets, are reviewed by the Partnership for collectibility. Hotel accounts receivable are reflected net of allowance for doubtful accounts of $37,215 and $34,096 as of December 31, 2008 and 2007, respectively.

     g.   Revenue recognition
          -------------------

          Revenues are recognized when services are provided. The Partnership's revenues are derived primarily from hotel operations, including rooms rentals, telephone usage and food and beverage sales.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     k.   Fair value of financial instruments
          -----------------------------------

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

          SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observe inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

          In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

          Except as disclosed in Note 3, the carrying amount of our financial instruments approximates their fair value.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     n.   Risk and uncertainties
          ----------------------

          The hotel industry in the fourth quarter 2008 is continuing to feel the effects of a declining economy with decreased demand and lower occupancies, which had a negative impact at all of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels. The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

     o.   New accounting pronouncement
          ----------------------------

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not make this fair value election when we adopted SFAS No. 159 effective January 1, 2008, and, therefore, it did not have an impact on our financial position, results of operations, or cash flows.


2.   HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

     As of December 31, 2008, the Partnership remained invested in four hotels and one leasehold interest, as follows.


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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   MORTGAGE PAYABLE - Continued

     On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation ("GE") in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida. The three loans are cross-collateralized by the three hotels. The Partnership used the loan proceeds together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000, of which $500,000 is held by the Lender pending resolution of the environmental matter further discussed below, secured by the University hotel in Minnesota, to pay off the existing debt in full.

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. NOVA, the Partnership's consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. On January 28, 2009, NOVA completed the Phase II study. Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site. It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site. NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. The Partnership has been advised that the VIC Program process will likely take from nine months to eighteen months.

     The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

                     Plymouth                  $887,269
                     Roseville                 $2,083,122
                     Clearwater                $887,269

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009, although the Partnership has two options, at its sole discretion, to extend the loan for six months each time. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership made installments of principal and interest aggregating $802,042 and $804,589 for the years ended December 31, 2008 and 2007. The Partnership's aggregate balance on the current loans was $7,341,231 as of December 31, 2008. The Partnership's balance on the former loan was $7,273,441 as of December 31, 2007.

     Considerable judgment is necessary to estimate the fair value of financial instruments. Due to current limitations on credit availability and market conditions, the estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. We estimate the fair value of our mortgages payable using

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


3.   MORTGAGE PAYABLE - Continued

discounted cash flow analysis, unobservable inputs, and other internally developed estimates that incorporate market-based assumptions to range from $3,000,000 to $3,750,000 for the Plymouth hotel, Roseville hotel and Clearwater hotel; and approximately $2,400,000 for the University hotel loan based on unobservable inputs.


4.   CAPITAL IMPROVEMENTS, REAL ESTATE TAX RESERVES HELD BY
       SERVICER AND INTERCOMPANY TRANSACTIONS

     In addition to the monthly loan installments under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. During the years ended December 31, 2008 and 2007, the Partnership made escrow deposits aggregating $77,458 and $232,374, respectively, for capital improvements, and $130,622 and $389,142, respectively, for estimated annual real estate taxes. As of December 31, 2008 and December 31, 2007, the servicer held reserves of $0 and $197,736, respectively, for capital improvements, and $0 and $117,849, respectively, for real estate taxes. This loan was refinanced on May 6, 2008. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement and real estate tax accounts. Under the new mortgages, the Partnership will pay directly for real estate taxes and capital improvements.

     In 2008, the Partnership contributed $83,640 to the Clearwater hotel for capital improvements. In November 2007, the Partnership contributed $31,835, $56,880, $39,636 and $145,725 to the Clearwater hotel, Plymouth hotel, Roseville hotel and Minneapolis hotel, respectively, for capital improvements.


5.   WORKING CAPITAL RESERVE

     The working capital reserve of $2,333,266 and $1,582,408 as of December 31, 2008 and 2007, respectively, represents all cash and cash equivalents, as defined in Note 1.d., maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.


6.   COMMITMENTS

     a.   Hotel Management Agreements
          ---------------------------

          The Partnership entered into management agreements with Buckhead in connection with operation of the hotels. The management agreements were originally extended during 2001 to expire between November 2007 and July 2008. As the respective contracts expired, the Partnership entered into new management contracts with Oak Hotels, Inc. under business terms substantially similar to the former agreements. The new contracts will expire December 31, 2016, with the exception of Scottsdale, which is coterminous with the land lease on which that hotel is located. The agreements provide for a base management fee of 3.5% of gross revenues from operations for the Plymouth hotel, Rosewater hotel and Clearwater hotel and 4.5% for the Scottsdale hotel.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS


6.   COMMITMENTS - Continued

     b.   Lease Agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. The Partnership negotiated and executed a short term extension through December 31, 2009 until the ground lessor decides to re-develop the property. As of February 1, 2009, annual lease payments are equal to the greater of $480,000 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $40,000 are payable monthly with a quarterly analysis of the actual amount due. For the years ended December 31, 2008 and 2007, annual lease payments were $666,250 and $755,942, respectively.

     c.   License Agreements
          ------------------

          The five License Agreements pursuant to which the hotels are operated as Days Inns have recently been assigned from the current licensee (and former management agent), Buckhead to the Partnership as Licensee. The business terms remained identical.

     d.   Legal Proceedings
          -----------------

          On September 2, 2008, a complaint was filed against CRI Hotel Income Partners, L.P., in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida. The Plaintiffs claimed damages of $15,000, exclusive of interest and cost as a result of being bitten by bed bugs while staying at the Days Inn Clearwater on or about July 16, 2008. The complaint was submitted to Wausau Insurance Company, Claim #PX415-008254-01. On January 21, 2009, the defense counsel retained by Wausau requested that the plaintiff make a demand for settlement of this lawsuit so as to avoid protracted litigation. A response is expected during the first quarter of 2009 to the request. Any damages will be covered by Wausau under the hotel's insurance policy.


7.   GROUND LEASE AGREEMENTS

     The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with
Vicorp, which is included in interest and other income in the accompanying statements of operations, was $12,712 and $73,694 for 2008 and 2007, respectively. As of March 2008, Vicorp failed to pay the monthly rent due. On April 3, 2008, Vicorp declared bankruptcy. It rejected the lease as an executory contract as of that date. The Partnership has engaged a broker to locate a new tenant for the space. It has filed a proof of claim for its permitted damages in Vicorp's bankruptcy case.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $30,000 for both December 31, 2008 and 2007.

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

     A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively. A distribution in the amount of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively. A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively. The Partnership did not declare a distribution for the fourth quarter of 2007. The Partnership did not declare a distribution in 2008.


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the years ended December 31, 2008, 2007 and 2006, the Partnership paid $202,455, $90,942 and
$41,138, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2008, 2007 and 2006.

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


                                                                        For the years ended
                                                                             December 31,
                                                                 -----------------------------------
                                                                   2008          2007         2006
                                                                 --------      --------     --------
Financial statement net income                                   $ 28,811      $485,265     $512,340

  Depreciation of buildings and site improvements
    computed over 40 years for tax purposes, and over
    shorter lives for financial statement purposes and
    differences between financial statement net income
    and taxable income                                             77,908       459,235      451,431
                                                                 --------      --------     --------

Taxable income                                                   $106,719      $944,500     $963,771
                                                                 ========      ========     ========


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


11.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains sixteen cash accounts. As of December 31, 2008, the uninsured portion of the cash balance was $2,304,255.


                              Number of     Bank Balance     Insured      Uninsured
        Bank                  Accounts        12/31/08       12/31/08      12/31/08
----------------------        --------      ------------     --------     ----------
Dreyfus Inst Preferred
  Money Market Fund               2         $2,303,000       $0           $2,303,000

Bank of America, N.A.             7         $120,339         $120,339     $0

SunTrust Bank                     2         $31,255          $30,000      $1,255

Wells Fargo                       5         $15,578          $15,578      $0


                                      # # #