Form 10-Q
period 2009-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2009-05-14
CIK 808377

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From                 to


                         COMMISSION FILE NUMBER 33-11096

                           ---------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.


           Delaware                                    52-1500621
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                 20852
(Address of principal executive offices)                (Zip Code)

                                 (301) 468-9200
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    |X|        No       |_|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    |_|      Accelerated filer              |_|
Non-accelerated filer      |_|      Smaller reporting company      |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2009


                                                                          Page


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - March 31, 2009 and December 31, 2008........................   1

         Statements of Operations
           - for the three months ended March 31, 2009 and 2008..........   2

         Statement of Changes in Partners' (Deficit) Capital
           - for the three months ended March 31, 2009...................   3

         Statements of Cash Flows
           - for the three months ended March 31, 2009 and 2008..........   4

         Notes to Financial Statements
           - March 31, 2009 and 2008.....................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  11

Item 4.  Controls and Procedures.........................................  16


Part II. OTHER INFORMATION

Item 5.  Other Information...............................................  16

Item 6.  Exhibits........................................................  17

Signature................................................................  18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                       March 31,      December 31,
                                                                                         2009             2008
                                                                                      -----------     ------------
                                                                                      (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,382,485      14,382,485
  Furniture, fixtures and equipment ...............................................      4,268,444       4,214,546
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        21,656,653      21,602,755
  Less: accumulated depreciation and amortization .................................    (14,748,102)    (14,542,003)
                                                                                      ------------    ------------

                                                                                         6,908,551       7,060,752

Hotel operating cash ..............................................................        401,641         156,805
Working capital reserve ...........................................................      1,951,840       2,333,266
Receivables and other assets, net of allowance for doubtful accounts
  of $39,290 and $37,215,respectively .............................................        503,751         406,899
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $749,332 and $740,175, respectively ..........        270,771         279,928
Property purchase costs,
  net of accumulated amortization of $136,575 and $134,870, respectively ..........         45,692          47,397
Loan refinancing costs,
  net of accumulated amortization of $133,579 and $97,148, respectively ...........        136,721         173,152
                                                                                      ------------    ------------

    Total assets ..................................................................   $ 10,218,967    $ 10,458,199
                                                                                      ============    ============


                                                  LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    658,871    $    524,350
Hotel trade payables ..............................................................        124,167         274,258
Mortgage payable ..................................................................      7,310,628       7,341,231
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,093,666       8,139,839
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (346,279)       (342,418)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,471,580       2,660,778
                                                                                      ------------    ------------

    Total partners' capital .......................................................      2,125,301       2,318,360
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $ 10,218,967    $ 10,458,199
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                               For the three months ended
                                                                        March 31,
                                                               --------------------------
                                                                  2009           2008
                                                               -----------    -----------
Revenue:
  Rooms ....................................................   $ 2,203,043    $ 2,890,477
  Rental and other .........................................        48,483         69,828
  Telephone ................................................         6,534         11,517
  Food and beverage ........................................         5,810         12,252
                                                               -----------    -----------

                                                                 2,263,870      2,984,074
                                                               -----------    -----------

Departmental expenses:
  Rooms ....................................................      (603,182)      (711,757)
  Rental and other .........................................       (11,111)       (19,704)
  Telephone ................................................       (15,297)       (17,604)
  Food and beverage ........................................        (4,282)        (6,296)
                                                               -----------    -----------

                                                                  (633,872)      (755,361)
                                                               -----------    -----------

Gross operating income .....................................     1,629,998      2,228,713
                                                               -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ................................        11,345         34,338
  General and administrative ...............................      (324,789)      (444,878)
  Depreciation and amortization ............................      (253,392)      (238,709)
  Building lease ...........................................      (198,971)      (282,398)
  Marketing ................................................      (190,786)      (233,572)
  Energy ...................................................      (186,216)      (194,160)
  Property operations and maintenance ......................      (157,038)      (181,990)
  Property taxes ...........................................      (132,777)      (135,372)
  Management fees ..........................................       (88,522)      (104,665)
  Professional fees ........................................       (92,310)       (57,331)
  Base asset management fee ................................       (23,438)       (23,438)
                                                               -----------    -----------

                                                                (1,636,894)    (1,862,175)
                                                               -----------    -----------

Operating (loss) income ....................................        (6,896)       366,538

Interest expense ...........................................      (186,163)      (141,551)
                                                               -----------    -----------

Net (loss) income ..........................................   $  (193,059)   $   224,987
                                                               ===========    ===========


Net (loss) income allocated to General Partner (2%) ........   $    (3,861)   $     4,500
                                                               ===========    ===========

Net (loss) income allocated to BAC Holders (98%) ...........   $  (189,198)   $   220,487
                                                               ===========    ===========

Net (loss) income per BAC, based on 868,662 BACs outstanding   $     (0.22)   $      0.25
                                                               ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                              Beneficial
                                                               Assignee
                                                 General      Certificate
                                                 Partner        Holders         Total
                                               -----------    -----------    -----------
Partners' (deficit) capital, January 1, 2009   $  (342,418)   $ 2,660,778    $ 2,318,360

  Net loss .................................        (3,861)      (189,198)      (193,059)
                                               -----------    -----------    -----------

Partners' (deficit) capital, March 31, 2009    $  (346,279)   $ 2,471,580    $ 2,125,301
                                               ===========    ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the three months ended
                                                                                      March 31,
                                                                                ----------------------
                                                                                  2009          2008
                                                                                ---------    ---------
Cash flows from operating activities:
  Net (loss) income .........................................................   $(193,059)   $ 224,987

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................     253,392      238,710

    Changes in assets and liabilities:
      Increase in receivables and other assets, net .........................     (96,852)    (388,557)
      Increase in accounts payable and accrued expenses .....................     134,521      221,161
      Decrease in hotel trade payables ......................................    (150,091)     (90,514)
                                                                                ---------    ---------

        Net cash (used in) provided by operating activities .................     (52,089)     205,787
                                                                                ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment .......................................     (53,898)    (313,845)
  Net withdrawals from working capital reserve ..............................     381,426      276,818
  Net deposits to capital improvements
    and real estate tax reserves held by servicer ...........................        --       (156,704)
                                                                                ---------    ---------

        Net cash provided by (used in) investing activities .................     327,528     (193,731)
                                                                                ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ..................................     (30,603)     (59,596)
  Increase in deposits ......................................................        --        (74,500)
                                                                                ---------    ---------

        Net cash used in financing activities ...............................     (30,603)    (134,096)
                                                                                ---------    ---------


Net increase (decrease) in hotel operating cash and cash and cash equivalents     244,836     (122,040)

Hotel operating cash and cash and cash equivalents, beginning of period .....     156,805      576,809
                                                                                ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ...........   $ 401,641    $ 454,769
                                                                                =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ..................................   $ 186,163    $ 141,551
                                                                                =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2009, and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for the interim period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2008.

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


3.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,951,840 and $2,333,266 as of March 31, 2009 and December 31, 2008, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


4.   CAPITAL IMPROVEMENTS AND REAL ESTATE TAX RESERVES HELD BY SERVICER

     In addition to the monthly loan installments under its former mortgage loan, as discussed below, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. This loan was refinanced on May 6, 2008. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement and real estate tax accounts. Under the new mortgages, the Partnership will pay directly for real estate taxes and capital improvements.

     During the three month period ended March 31, 2008, the Partnership made escrow deposits aggregating $58,094 for capital improvements, and $97,966 for estimated annual real estate taxes. As of March 31, 2008 the servicer held reserves of $256,474 for capital improvements and $215,815 for real estate taxes.


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

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. NOVA, the Partnership's consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. On January 28, 2009, NOVA completed the Phase II study. Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


5.   MORTGAGES PAYABLE - Continued

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

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009. On May 5, 2009, the loan was extended to mature November 5, 2009. The Partnership has one option, at its sole discretion, to extend the loan for six months. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership made installments of principal and interest aggregating $216,766 and $201,147 for the three month periods ended March 31, 2009 and 2008. The Partnership's balance on the loan was $7,310,628 and $7,341,231 as of March 31, 2009 and December 31, 2008, respectively.

     Considerable judgment is necessary to estimate the fair value of financial instruments. Due to current limitations on credit availability and market conditions, the estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. We estimate the fair value of our mortgages payable using discounted cash flow analysis, unobservable inputs, and other internally developed estimates that incorporate market-based assumptions to range from $3,000,000 to $3,750,000 for the Plymouth hotel, Roseville hotel and Clearwater hotel; and approximately $2,400,000 for the University hotel loan based on unobservable inputs.


6.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership did not declare a distribution in 2008 or the first quarter of 2009.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


7.   COMMITMENTS

     a.   Hotel Management Agreements
          ---------------------------

          The hotels had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns. The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns. The new contracts will expire December 31, 2016, with the exception of Scottsdale, which is coterminous with the land lease on which that hotel is located. The agreements provide for a base management fee of 3.5% of gross revenues from operations for the University hotel, Plymouth hotel, Rosewater hotel and Clearwater hotel and 4.5% for the Scottsdale hotel.

     b.   Lease Agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. The Partnership negotiated and executed a short term extension through December 31, 2009 until the ground lessor decides to re-develop the property. As of February 1, 2009, annual lease payments are equal to the greater of $480,000 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $40,000 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended March 31, 2009 and 2008, lease payments were $198,971 and $282,398, respectively.

     c.   License Agreements
          ------------------

          The five License Agreements pursuant to which the hotels are operated as Days Inns have recently been assigned from the current licensee (and former management agent), Buckhead to the Partnership as Licensee.

     d.   Legal Proceedings
          -----------------

          On September 2, 2008, a complaint was filed against CRI Hotel Income Partners, L.P., in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida. The Plaintiffs claimed damages of $15,000, exclusive of interest and cost as a result of being bitten by bed bugs while staying at the Days Inn Clearwater on or about July 16, 2008. The complaint was submitted to Wausau Insurance Company, Claim #PX415-008254-01. On January 21, 2009, the defense counsel retained by Wausau requested that the plaintiff make a demand for settlement of this lawsuit so as to avoid protracted litigation. A response is expected during the second quarter of 2009 to the request. Any damages will be covered by Wausau under the hotel's insurance policy.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


8.   GROUND LEASE AGREEMENTS

     The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property. Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statement of operations, was $12,712 for 2008. As of March 2008, Vicorp failed to pay the monthly rent due. On April 3, 2008, Vicorp declared bankruptcy. It rejected the lease as an executory contract as of that date. It has filed a proof of claim for its permitted damages in Vicorp's bankruptcy case.

     On March 10, 2009, the Partnership executed a Letter of Intent with the Tea House Restaurant to replace the old tenant at Baker's Square. Lease negotiations are currently ongoing and a new lease should be executed in the second quarter 2009.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2009 and 2008, respectively.


9.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2009 and 2008, the Partnership paid $39,717 and $42,742, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2009 and 2008.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


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


11.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains sixteen cash accounts. As of March 31, 2009, the uninsured portion of the cash balance was $1,973,840.

                           Number of   Bank Balance    Insured     Uninsured
        Bank               Accounts      03/31/09      03/31/09     03/31/09
----------------------     --------    ------------    --------    ----------

Dreyfus Inst Preferred
  Money Market Fund            2       $1,907,000      $0          $1,907,000

Bank of America, N.A.          7       $389,305        $389,305    $0

SunTrust Bank                  2       $96,840         $30,000     $66,840

Wells Fargo                    5       $10,987         $10,987     $0


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

                             Travel and the Economy
                             ----------------------

     The hotel industry is continuing to feel the effects of a sagging economy with decreased demand and lower occupancies, which had a negative impact at all of the five hotels owned by the Partnership. The Partnership's ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels. The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership's operations, liquidity, or capital resources.

                                  Distributions
                                  -------------

     The Partnership did not declare a distribution in 2008 or the first quarter of 2009.

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

     For the three month period ended March 31, 2009, existing cash resources were adequate to support operating and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables, and to fund the working capital and capital improvements reserves. Accounts payable and accrued expenses and hotel trade payables at March 31, 2009 totaled $783,038, which represents a $15,570 decrease from December 31, 2008. Accounts payable and accrued expenses increased primarily due to increases in real estate taxes payable and land lease payable, partially offset by a decrease in audit fees payable. Hotel trade payables decreased primarily due to timing of payment compared to fourth quarter 2008.

     The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. The Partnership negotiated and executed a short term extension through December 31, 2009 until the ground lessor decides to re-develop the property. There is no assurance that the lease will be renewed. Operating income for the Scottsdale hotel was $217,210 for the three month period ended March 31, 2009.

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

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 6, 2009. On May 5, 2009, the loan was extended to mature November 5, 2009. The Partnership has one option, at its sole discretion, to extend the loan for six months. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership made installments of principal and interest aggregating $216,766 and $201,147 for the three month periods ended March 31, 2009 and 2008. The Partnership's balance on the loan was $7,310,628 and $7,341,231 as of March 31, 2009 and December 31, 2008, respectively.

Capital Improvements and Real Estate Tax Reserves Held by Servicer
------------------------------------------------------------------

     In addition to the monthly loan installments under its former mortgage loan, as discussed below, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. This loan was refinanced on May 6, 2008. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement and real estate tax accounts. Under the new mortgages, the Partnership will pay directly for real estate taxes and capital improvements.

     During the three month period ended March 31, 2008, the Partnership made escrow deposits aggregating $58,094 for capital improvements, and $97,966 for estimated annual real estate taxes. As of March 31, 2008 the servicer held reserves of $256,474 for capital improvements and $215,815 for real estate taxes.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,951,840 and $2,333,266 as of March 31, 2009 and December 31, 2008, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net loss for the three month period ended March 31, 2009, compared to net income at March 31, 2008 primarily due to decreased rooms revenue as a result of lower occupancy at all of the five hotels, partially offset by decreases in rooms expense, general and administrative expenses and building lease expense. Rooms expense decreased due to lower occupancy. General and administrative expenses decreased primarily due to lower reimbursed payroll costs and the forbearance fee paid in 2008. Building lease expense decreased due to lower revenues at the Scottsdale Days Inn.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three month periods ended March 31, 2009 and 2008, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2009 and 2008, follow.

                                                  Gross Operating Income
                                               for the three months ended
                                                        March 31,
                                              -----------------------------
         Hotel Location                          2009               2008
         --------------                       ----------         ----------

         Clearwater, FL                       $  249,475         $  339,680
         Minneapolis, MN                         404,241            448,320
         Plymouth, MN                            107,989            162,583
         Roseville, MN                           121,427            189,413
         Scottsdale, AZ                          746,866          1,088,717
                                              ----------         ----------
           Total                              $1,629,998         $2,228,713
                                              ==========         ==========


                                                 Operating Income (Loss)
                                               for the three months ended
                                                        March 31,
                                              -----------------------------
         Hotel Location                          2009               2008
         --------------                       ----------         ----------

         Clearwater, FL                       $   60,095         $  121,399
         Minneapolis, MN                         177,857            205,615
         Plymouth, MN                            (24,391)            21,139
         Roseville, MN                           (14,341)            47,944
         Scottsdale, AZ                          217,210            431,841
         Depreciation and net partnership
           operating expenses                   (423,326)          (461,400)
                                              ----------         ----------
           Total                              $   (6,896)        $  366,538
                                              ==========         ==========


                                                    Average Occupancy
                                               for the three months ended
                                                        March 31,
                                              ----------------------------
         Hotel Location                          2009               2008
         --------------                       ----------         ---------

         Clearwater, FL                           55%                71%
         Minneapolis, MN                          63%                74%
         Plymouth, MN                             42%                61%
         Roseville, MN                            42%                59%
         Scottsdale, AZ                           66%                79%

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Clearwater, Florida: Gross operating income and operating income for the three month period ended March 31, 2009, decreased from 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increased  energy  expense,  partially  offset by  decreases  in rooms  expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to the sluggish economy and a significant decrease in the housing and construction markets.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended March 31, 2009, decreased from 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense and insurance expense, partially offset by decreases in rooms expense, rental and other expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased due to market demand with the largest shortfall in the transient market, the University of Minnesota visitor rate.

Plymouth, Minnesota: Gross operating income decreased and operating loss was recognized for the three month period ended March 31, 2009, compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in general and administrative expenses, insurance expense and property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the economy and lack of production from some long term corporate groups.

Roseville, Minnesota: Gross operating income decreased and operating loss was recognized for the three month period ended March 31, 2009, compared to 2008 primarily due to decreased in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense, energy expense, insurance expense and property tax expense, partially offset by decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, repair and maintenance expenses and management fees.
Occupancy decreased due to the sluggish economy and sharp decline in walk in business.

Scottsdale, Arizona: Gross operating income and operating income for the three month period ended March 31, 2009, decreased from 2008 primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and increases in insurance expense and property tax expense, partially offset by decreases in rooms expense, food and beverage expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the sluggish economy and the absence of demand generated by the Super Bowl in 2008.

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In April 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2009, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2009.

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



May 14, 2009                         by:  /s/ H. William Willoughby
------------                              --------------------------------------
DATE                                      H. William Willoughby,
                                          Director, President, Secretary,
                                            Principal Financial Officer and
                                            Principal Accounting Officer