Form 10-Q
period 2009-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2009-08-13
CIK 808377

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

     For the Quarterly Period Ended June 30, 2009

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

Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2009


                                                                          Page
                                                                          -----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - June 30, 2009 and December 31, 2008............................  1

         Statements of Operations
           - for the three and six months ended June 30, 2009 and 2008......  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the six months ended June 30, 2009.........................  3

         Statements of Cash Flows
           - for the six months ended June 30, 2009 and 2008................  4

         Notes to Financial Statements
           - June 30, 2009 and 2008.........................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 12

Item 4.  Controls and Procedures...........................................  18


Part II. OTHER INFORMATION

Item 5.  Other Information.................................................  19

Item 6.  Exhibits..........................................................  19

Signature..................................................................  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,387,744      14,382,485
  Furniture, fixtures and equipment ...............................................      4,322,586       4,214,546
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        21,716,054      21,602,755
  Less: accumulated depreciation and amortization .................................    (14,965,475)    (14,542,003)
                                                                                      ------------    ------------

                                                                                         6,750,579       7,060,752

Hotel operating cash ..............................................................        482,333         156,805
Working capital reserve ...........................................................      1,759,444       2,333,266
Receivables and other assets, net of allowance for doubtful accounts
  of $40,433 and $37,215,respectively .............................................        320,744         406,899
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $758,489 and $740,175, respectively ..........        261,614         279,928
Property purchase costs,
  net of accumulated amortization of $138,280 and $134,870, respectively ..........         43,987          47,397
Loan refinancing costs,
  net of accumulated amortization of $153,670 and $97,148, respectively ...........        131,130         173,152
                                                                                      ------------    ------------

    Total assets ..................................................................   $  9,749,831    $ 10,458,199
                                                                                      ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    460,185    $    524,350
Hotel trade payables ..............................................................        233,949         274,258
Mortgage payable ..................................................................      7,279,461       7,341,231
                                                                                      ------------    ------------

    Total liabilities .............................................................      7,973,595       8,139,839
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (353,260)       (342,418)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      2,129,496       2,660,778
                                                                                      ------------    ------------

    Total partners' capital .......................................................      1,776,236       2,318,360
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $  9,749,831    $ 10,458,199
                                                                                      ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                             For the three months ended      For the six months ended
                                                     June 30,                        June 30,
                                           ----------------------------    ----------------------------
                                               2009            2008            2009            2008
                                           ------------    ------------    ------------    ------------
Revenue:
  Rooms ................................   $  1,833,272    $  2,415,396    $  4,036,315    $  5,305,873
  Rental and other .....................         41,644          62,058          90,127         131,886
  Telephone ............................          4,944          10,435          11,478          21,952
  Food and beverage ....................          5,467           9,196          11,277          21,448
                                           ------------    ------------    ------------    ------------

                                              1,885,327       2,497,085       4,149,197       5,481,159
                                           ------------    ------------    ------------    ------------

Departmental expenses:
  Rooms ................................       (598,159)       (702,073)     (1,201,341)     (1,413,830)
  Telephone ............................        (14,032)        (18,342)        (29,329)        (35,946)
  Rental and other .....................        (11,456)        (17,419)        (22,567)        (37,123)
  Food and beverage ....................         (5,258)         (8,626)         (9,540)        (14,922)
                                           ------------    ------------    ------------    ------------

                                               (628,905)       (746,460)     (1,262,777)     (1,501,821)
                                           ------------    ------------    ------------    ------------

Gross operating income .................      1,256,422       1,750,625       2,886,420       3,979,338
                                           ------------    ------------    ------------    ------------

Unallocated operating income (expenses):
  Interest and other income ............          9,105          16,308          20,450          50,647
  General and administrative ...........       (314,850)       (388,254)       (639,640)       (833,135)
  Depreciation and amortization ........       (248,326)       (263,292)       (501,718)       (502,001)
  Marketing ............................       (184,331)       (223,330)       (375,117)       (456,902)
  Energy ...............................       (156,305)       (161,103)       (342,521)       (355,263)
  Building lease .......................       (105,270)       (137,610)       (304,241)       (420,008)
  Property operations and maintenance ..       (153,301)       (183,113)       (310,339)       (365,103)
  Property taxes .......................       (151,976)       (135,372)       (284,753)       (270,744)
  Management fees ......................        (71,043)        (87,660)       (159,565)       (192,325)
  Professional fees ....................        (19,025)       (104,745)       (111,335)       (162,076)
  Base asset management fee ............        (23,438)        (23,438)        (46,875)        (46,875)
                                           ------------    ------------    ------------    ------------

                                             (1,418,760)     (1,691,609)     (3,055,654)     (3,553,785)
                                           ------------    ------------    ------------    ------------

Operating (loss) income ................       (162,338)         59,016        (169,234)        425,553

Interest expense .......................       (186,727)       (142,212)       (372,890)       (283,762)
                                           ------------    ------------    ------------    ------------

Net (loss) income ......................   $   (349,065)   $    (83,196)   $   (542,124)   $    141,791
                                           ============    ============    ============    ============


Net (loss) income allocated to
  General Partner (2%) .................   $     (6,981)   $     (1,664)   $    (10,842)   $      2,836
                                           ============    ============    ============    ============

Net (loss) income allocated to
  BAC Holders (98%) ....................   $   (342,084)   $    (81,532)   $   (531,282)   $    138,955
                                           ============    ============    ============    ============

Net (loss) income per BAC,
  based on 868,662 BACs outstanding ....   $       (.39)   $       (.09)   $       (.61)   $        .16
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)

                                                              Beneficial
                                                               Assignee
                                                 General      Certificate
                                                 Partner        Holders        Total
                                               -----------    -----------    ----------
Partners' (deficit) capital, January 1, 2009   $  (342,418)   $ 2,660,778    $ 2,318,360

  Net loss .................................       (10,842)      (531,282)      (542,124)
                                               -----------    -----------    -----------

Partners' (deficit) capital, June 30, 2009 .   $  (353,260)   $ 2,129,496    $ 1,776,236
                                               ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                For the six months ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                   2009         2008
                                                                                 ---------    ---------
Cash flows from operating activities:
  Net (loss) income ..........................................................   $(542,124)   $ 141,791

  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization ............................................     501,718      502,002

    Changes in assets and liabilities:
      Increase (decrease) in receivables and other assets, net ...............      86,155     (147,228)
      Decrease in accounts payable and accrued expenses ......................     (64,165)     (95,074)
      Decrease in hotel trade payables .......................................     (40,309)     (90,469)
                                                                                 ---------    ---------

        Net cash (used in) provided by operating activities ..................     (58,725)     311,022
                                                                                 ---------    ---------


Cash flows from investing activities:
  Additions to property and equipment ........................................    (113,299)    (436,072)
  Net deposits to working capital reserve ....................................     573,822     (334,016)
  Net withdrawals from (deposits to) capital improvements
    and real estate tax reserves held by servicer ............................        --        315,585
                                                                                 ---------    ---------

        Net cash provided by (used in) investing activities ..................     460,523     (454,503)
                                                                                 ---------    ---------


Cash flows from financing activities:
  Payment of principal on mortgage payable ...................................     (61,770)     126,559
  Decrease in deposits .......................................................        --         18,000
  Loan refinancing cost ......................................................     (14,500)    (245,300)
                                                                                 ---------    ---------

        Net cash used in financing activities ................................     (76,270)    (100,741)
                                                                                 ---------    ---------


Net increase (decrease) in hotel operating cash and cash and cash equivalents      325,528     (244,222)

Hotel operating cash and cash and cash equivalents, beginning of period ......     156,805      576,809
                                                                                 ---------    ---------

Hotel operating cash and cash and cash equivalents, end of period ............   $ 482,333    $ 332,587
                                                                                 =========    =========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ...................................   $ 372,890    $ 283,762
                                                                                 =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of June 30, 2009, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the interim periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 13, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on the results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009.

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

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

     Except as disclosed in Note 6, the carrying amount of our financial instruments approximates their fair value.


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


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,759,444 and $2,333,266 as of June 30, 2009 and December 31, 2008, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


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

     During the six month period ended June 30, 2008, the Partnership made escrow deposits aggregating $77,458 for capital improvements, and $130,622 for estimated annual real estate taxes. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement reserve and real estate tax reserve.


6.   MORTGAGES PAYABLE

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

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. NOVA, the Partnership's consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. On January 28, 2009, NOVA completed the Phase II study. Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


6.   MORTGAGES PAYABLE - Continued

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

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matured on May 6, 2009. On May 5, 2009, the loan was extended to mature November 5, 2009. The Partnership has one option, at its sole discretion, to extend the loan for six months. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership made installments of principal and interest aggregating $434,660 and $363,999 for the six month periods ended June 30, 2009 and 2008. The Partnership's balance on the loan was $7,279,461 and $7,341,231 as of June 30, 2009 and December 31, 2008, respectively.

     Considerable judgment is necessary to estimate the fair value of financial instruments. Due to current limitations on credit availability and market conditions, the estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. We estimate the fair value of our mortgages payable using discounted cash flow analysis, unobservable inputs, and other internally developed estimates that incorporate market-based assumptions to range from $3,500,000 to $4,000,000 for the Plymouth hotel, Roseville hotel and Clearwater hotel; and approximately $2,400,000 for the University hotel loan based on unobservable inputs.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


7.   DISTRIBUTIONS TO BAC HOLDERS

     The Partnership did not declare a distribution in 2008 or the first and second quarters of 2009.


8.   COMMITMENTS

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

     b.   Lease Agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. The Partnership negotiated and executed a short term extension through December 31, 2010 until the ground lessor decides to re-develop the property. As of February 1, 2009, annual lease payments are equal to the greater of $480,000 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $40,000 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended June 30, 2009 and 2008, lease payments were $105,270 and $137,610, respectively. For the six month periods ended June 30, 2009 and 2008, lease payments were $304,241 and $420,008, respectively.

     c.   License Agreements
          ------------------

          The five License Agreements pursuant to which the hotels are operated as Days Inns have recently been assigned from the current licensee (and former management agent), Buckhead to the Partnership as Licensee.

     d.   Legal Proceedings
          -----------------

          On September 2, 2008, a complaint was filed against CRI Hotel Income Partners, L.P., in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida. The Plaintiffs claimed damages of $15,000, exclusive of interest and cost as a result of being bitten by bed bugs while staying at the Days Inn Clearwater on or about July 16, 2008. The complaint was submitted to Wausau Insurance Company, Claim

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


8.   COMMITMENTS - Continued

     #PX415-008254-01. On January 21, 2009, the defense counsel retained by Wausau requested that the plaintiff make a demand for settlement of this lawsuit so as to avoid protracted litigation. A response is expected in 2009 to the request. Discovery continues and the defense counsel is handling the matter. Any damages will be covered by Wausau under the hotel's insurance policy.


9.   GROUND LEASE AGREEMENTS

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

     On June 22, 2009, the Partnership executed a ten year lease with the Tea House Restaurant to replace the old tenant at Baker's Square. The lease has two options to renew for five years each. The base rent for years one through five is $100,700. Rent commences on the first to occur of (i) 180 days subsequent to the possession date which occurred on June 22, 2009 or (ii) the opening of the premises for business to the general public.

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2009 and 2008, respectively.


10.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $59,334 and $99,051 for the three and six month periods ended June 30, 2009, respectively and $126,215 and $168,957 for the three and six month periods ended June 30, 2008, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2009 and 2008.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


10.  RELATED PARTY TRANSACTIONS - Continued

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


12.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains sixteen cash accounts. As of June 30, 2009, the uninsured portion of the cash balance was $1,637,000.


                            Number of   Bank Balance    Insured    Uninsured
        Bank                Accounts      06/30/09      06/30/09    06/30/09
----------------------      --------    ------------    --------   ----------

Dreyfus Inst Preferred
  Money Market Fund             2       $1,637,000      $0         $1,637,000

Bank of America, N.A.           7       $407,446        $407,446   $0

SunTrust Bank                   2       $122,969        $122,969   $0

Wells Fargo                     5       $13,709         $13,709    $0


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

                          New Accounting Pronouncements
                          -----------------------------

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 13, 2009, which is the issue date of the financial statements. The adoption of SFAS 165 did not have a material impact on the results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009, and have included the additional disclosures in Note 6 to the financial statements.

                                  Distributions
                                  -------------

     The Partnership did not declare a distribution in 2008 or the first and second quarters of 2009.

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

     For the six month period ended June 30, 2009, existing cash resources were adequate to support operating and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables. Accounts payable and accrued expenses and hotel trade payables at June 30, 2009 totaled $694,134, which represents a $104,474 decrease from December 31, 2008. Accounts payable and accrued expenses decreased primarily due to lower accrued audit fees and lower accrued environmental study costs, partially offset by increased real estate taxes payable . Hotel trade payables decreased primarily due to timing of payment compared to fourth quarter 2008.

         The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. The Partnership negotiated and executed a short term extension through December 31, 2010 until the ground lessor decides to re-develop the property. There is no assurance that the lease will be renewed. Operating (loss) income for the Scottsdale hotel was $(66,944) and $150,266 for the three and six month periods ended June 30, 2009.

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

     The new loan with Remediation Capital bears interest at the rate of 14% per annum and matured on May 6, 2009. On May 5, 2009, the loan was extended to mature November 5, 2009. The Partnership has one option, at its sole discretion, to extend the loan for six months. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.

     The Partnership made installments of principal and interest aggregating $434,660 and $363,999 for the six month periods ended June 30, 2009 and 2008. The Partnership's balance on the loan was $7,279,461 and $7,341,231 as of June 30, 2009 and December 31, 2008, respectively.

     Considerable judgment is necessary to estimate the fair value of financial instruments. Due to current limitations on credit availability and market conditions, the estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. We estimate the fair value of our mortgages payable using discounted cash flow analysis, unobservable inputs, and other internally developed estimates that incorporate market-based assumptions to range from $3,500,000 to $4,000,000 for the Plymouth hotel, Roseville hotel and Clearwater hotel; and approximately $2,400,000 for the University hotel loan based on unobservable inputs.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     During the six month period ended June 30, 2008, the Partnership made escrow deposits aggregating $77,458 for capital improvements, and $130,622 for estimated annual real estate taxes. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement reserve and real estate tax reserve.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,759,444 and $2,333,266 as of June 30, 2009 and December 31, 2008, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership's net loss for the three month period ended June 30, 2009, increased compared to June 30, 2008 primarily due to decreased rooms revenue, as a result of lower occupancy, partially offset by decreases in rooms expense, general and administrative expenses and professional fees. Rooms expense decreased due to lower occupancy. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees decreased primarily due to lower costs related to the mortgage loan refinancing in 2008.

     The Partnership recognized net loss for the six month period ended June 30, 2009, compared to net income in 2008 primarily due to decreased rooms revenue, as a result of lower occupancy and increased interest expense, related to the new mortgage loans, partially offset by decreases in rooms expense, also due to lower occupancy, general and administrative expenses, building lease expense and marketing expense. General and administrative expense decreased primarily due to lower reimbursed payroll costs and the forbearance fee paid in 2008. Building lease expense decreased due to lower revenues at the Scottsdale Days Inn. Marketing expense decreased due to some positions reduced to part-time and lower frequent guest program fee and to lower occupancy.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and six month periods ended June 30, 2009 and 2008, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2009 and 2008, follow.

                                             Gross Operating Income            Gross Operating Income
                                          for the three month periods         for the six month periods
                                                 ended June 30,                      ended June 30,
                                         -----------------------------       ----------------------------
     Hotel Location                         2009               2008             2009              2008
     --------------                      ----------         ----------       ----------        ----------
     Clearwater, FL                      $  105,992         $  154,344       $  355,467        $  494,024
     Minneapolis, MN                        465,720            601,274          869,961         1,049,594
     Plymouth, MN                           141,503            235,986          249,492           398,569
     Roseville, MN                          206,380            289,620          327,807           479,033
     Scottsdale, AZ                         336,827            469,401        1,083,693         1,558,118
                                         ----------         ----------       ----------        ----------

       Total                             $1,256,422         $1,750,625       $2,886,420        $3,979,338
                                         ==========         ==========       ==========        ==========


                                             Operating (Loss) Income           Operating (Loss) Income
                                          for the three month periods         for the six month periods
                                                ended June 30,                      ended June 30,
                                         -----------------------------       ----------------------------
                                            2009               2008             2009              2008
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                      $  (64,916)        $  (34,857)      $   (4,821)       $   86,542
     Minneapolis, MN                        246,087            359,766          423,944           565,381
     Plymouth, MN                            20,091             94,963           (4,300)          116,102
     Roseville, MN                           69,494            141,611           47,653           182,055
     Scottsdale, AZ                         (66,944)            (7,405)         150,266           424,436
     Depreciation and partnership
       operating expenses                  (366,150)          (495,062)        (781,976)         (948,963)
                                         ----------         ----------       ----------        ----------

                                         $ (162,338)        $   59,016       $ (169,234)       $  425,553
                                         ==========         ==========       ==========        ==========

                                               Average Occupancy                  Average Occupancy
                                         for the three month periods          for the six month periods
                                                ended June 30,                      ended June 30,
                                         ------------------------------      ----------------------------
                                            2009               2008             2009              2008
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                           38%              48%               47%                60%
     Minneapolis, MN                          69%              87%               66%                80%
     Plymouth, MN                             52%              79%               47%                70%
     Roseville, MN                            54%              72%               48%                66%
     Scottsdale, AZ                           61%              72%               63%                76%


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                     Three Month Period Ended June 30, 2009
                     --------------------------------------

Clearwater, Florida: Gross operating income decreased and operating loss increased for the three month period ended June 30, 2009, compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in general and administrative expenses and energy expense, partially offset by decreases in rooms expense, telephone expense, rental and other expenses, marketing expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to the sluggish economy and a significant decrease in the housing and construction markets.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2009, decreased from 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in general and administrative expenses, energy expense and insurance expense, partially offset by decreases in rooms expense, rental and other expense, marketing expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased due to market demand with the largest shortfall in the transient market, the University of Minnesota visitor rate.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in general and administrative expenses, insurance expense and property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the economy and lack of production from some long term corporate groups.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in insurance expense and property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the sluggish economy and sharp decline in walk in business.

Scottsdale, Arizona: Gross operating income decreased and operating loss increased for the three month period ended June 30, 2009, compared to 2008 primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and increases in rental and other expense, energy expense, insurance expense and property tax expense, partially offset by decreases in rooms expense, food and beverage expense, telephone expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees and land lease expense. Occupancy decreased due to the sluggish economy and the absence of demand in the Scottsdale market.

                      Six Month Periods Ended June 30, 2009
                      -------------------------------------

Clearwater, Florida: Gross operating income decreased and operating loss was recognized for the six month period ended June 30, 2009, compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in general and administrative expenses and energy expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, marketing expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to the sluggish economy and a significant decrease in the housing and construction markets.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Minneapolis, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense and insurance expense, partially offset by deceases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased due to market demand with the largest shortfall in the transient market, the University of Minnesota visitor rate.


Plymouth, Minnesota: Gross operating income decreased and operating loss was recognized for the six month period ended June 30, 2009, compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in general and administrative expenses, insurance expense and property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, market expense, repair and maintenance expenses and management fees. Occupancy decreased due to the economy and lack of production from some long term corporate groups.

Roseville, Minnesota: Gross operating income and operating income for the six month period ended June 30, 2009, deceased from 2008 primarily due to deceases in rooms revenue, telephone revenue and rental and other revenue and increased insurance expense and property tax expenses, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, repair and maintenance expenses and management fees. Occupancy decreased due to the sluggish economy and sharp decline in walk in business.

Scottsdale, Arizona: Gross operating income and operating income for the six month period ended June 30, 2009, decreased from 2008 primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and increases in insurance expense and property tax expense, partially offset by decreased in rooms expense, food and beverage expense, telephone expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and land lease expense. Occupancy decreased due to the sluggish economy and the absence of demand in the Scottsdale market.


Item 4. Controls and Procedures

     In July 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


principal executive officer and principal financial officer have concluded that as of June 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2009.

b. There is no established market for the purchase and sale of BACs, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their BACs.


Item 6. Exhibits

Exhibit No.    Description

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



August 13, 2009                      by:  /s/ H. William Willoughby
---------------                           -------------------------------
DATE                                      H. William Willoughby,
                                          Director, President, Secretary,
                                            Principal Financial Officer and
                                            Principal Accounting Officer