Form 10-Q
period 2009-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2009-11-13
CIK 808377

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

       For the Quarterly Period Ended September 30, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From                         to


                         COMMISSION FILE NUMBER 33-11096

                           ---------------------------


                         CRI HOTEL INCOME PARTNERS, L.P.


                  Delaware                               52-1500621
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


11200 Rockville Pike, Rockville, Maryland                 20852
(Address of principal executive offices)                (Zip Code)


'                                 (301) 468-9200
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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|

--------------------------------------------------------------------------------

                         CRI HOTEL INCOME PARTNERS, L.P.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2009


                                                                         Page
                                                                         ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets
           - September 30, 2009 and December 31, 2008....................  1

         Statements of Operations
           - for the three and nine months ended September 30, 2009
             and 2008....................................................  2

         Statement of Changes in Partners' (Deficit) Capital
           - for the nine months ended September 30, 2009................  3

         Statements of Cash Flows
           - for the nine months ended September 30, 2009 and 2008.......  4

         Notes to Financial Statements
           - September 30, 2009 and 2008.................................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  12

Item 4.  Controls and Procedures.........................................  18


Part II. OTHER INFORMATION

Item 5.  Other Information...............................................  19

Item 6.  Exhibits........................................................  19

Signature................................................................  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Property and equipment - at cost:
  Land ............................................................................   $  1,574,490    $  1,574,490
  Buildings and site improvements .................................................     14,395,423      14,382,485
  Furniture, fixtures and equipment ...............................................      4,355,529       4,214,546
  Leasehold improvements ..........................................................      1,431,234       1,431,234
                                                                                      ------------    ------------

                                                                                        21,756,676      21,602,755
  Less: accumulated depreciation and amortization .................................    (15,170,869)    (14,542,003)
                                                                                      ------------    ------------

                                                                                         6,585,807       7,060,752

Hotel operating cash ..............................................................        430,242         156,805
Working capital reserve ...........................................................      1,791,064       2,333,266
Receivables and other assets, net of allowance for doubtful accounts
  of $38,142 and $37,215,respectively .............................................        390,892         406,899
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $766,604 and $740,175, respectively ..........        253,499         279,928
Property purchase costs,
  net of accumulated amortization of $139,690 and $134,870, respectively ..........         42,577          47,397
Loan refinancing costs,
  net of accumulated amortization of $165,592 and $97,148, respectively ...........        119,208         173,152
                                                                                      ------------    ------------

    Total assets ..................................................................   $  9,613,289    $ 10,458,199
                                                                                      ============    ============


                                                  LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and accrued expenses .............................................   $    590,716    $    524,350
Hotel trade payables ..............................................................        250,146         274,258
Mortgage payable ..................................................................      7,248,694       7,341,231
                                                                                      ------------    ------------

    Total liabilities .............................................................      8,089,556       8,139,839
                                                                                      ------------    ------------

Partners' (deficit) capital:
  General Partner .................................................................       (358,311)       (342,418)
  Beneficial Assignee Certificates (BACs) Series A;
    868,662 BACs issued and outstanding ...........................................      1,882,044       2,660,778
                                                                                      ------------    ------------

    Total partners' capital .......................................................      1,523,733       2,318,360
                                                                                      ------------    ------------

    Total liabilities and partners' capital .......................................   $  9,613,289    $ 10,458,199
                                                                                      ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           For the three months ended    For the nine months ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                               2009          2008            2009          2008
                                           -----------    -----------    -----------    -----------
Revenue:
  Rooms ................................   $ 1,977,044    $ 2,549,994    $ 6,013,359    $ 7,855,867
  Rental and other .....................        54,668         65,821        144,795        197,707
  Telephone ............................         7,139         10,044         18,617         31,996
  Food and beverage ....................         3,560         11,462         14,837         32,910
                                           -----------    -----------    -----------    -----------

                                             2,042,411      2,637,321      6,191,608      8,118,480
                                           -----------    -----------    -----------    -----------

Departmental expenses:
  Rooms ................................      (636,770)      (720,643)    (1,838,111)    (2,134,473)
  Rental and other .....................       (12,008)       (15,940)       (34,575)       (53,063)
  Telephone ............................       (16,103)       (17,574)       (45,432)       (53,520)
  Food and beverage ....................        (4,342)        (8,861)       (13,882)       (23,783)
                                           -----------    -----------    -----------    -----------

                                              (669,223)      (763,018)    (1,932,000)    (2,264,839)
                                           -----------    -----------    -----------    -----------

Gross operating income .................     1,373,188      1,874,303      4,259,608      5,853,641
                                           -----------    -----------    -----------    -----------

Unallocated operating income (expenses):
  Interest and other income ............         7,867         19,768         28,317         70,414
  General and administrative ...........      (301,150)      (304,282)      (940,790)    (1,137,416)
  Depreciation and amortization ........      (226,840)      (241,408)      (728,558)      (743,409)
  Marketing ............................      (189,092)      (229,176)      (564,209)      (686,078)
  Energy ...............................      (170,835)      (182,620)      (513,356)      (537,883)
  Property operations and maintenance ..      (161,103)      (176,274)      (471,442)      (541,377)
  Property taxes .......................      (132,777)      (167,475)      (417,530)      (438,219)
  Building lease .......................       (97,777)      (116,327)      (402,018)      (536,335)
  Management fees ......................       (76,242)       (92,564)      (235,807)      (284,889)
  Professional fees ....................       (66,050)       (58,226)      (177,385)      (220,302)
  Base asset management fee ............       (23,438)       (23,438)       (70,313)       (70,313)
                                           -----------    -----------    -----------    -----------

                                            (1,437,437)    (1,572,022)    (4,493,091)    (5,125,807)
                                           -----------    -----------    -----------    -----------

Operating (loss) income ................       (64,249)       302,281       (233,483)       727,834

Interest expense .......................      (188,254)      (191,284)      (561,144)      (475,046)
                                           -----------    -----------    -----------    -----------

Net (loss) income ......................   $  (252,503)   $   110,997    $  (794,627)   $   252,788
                                           ===========    ===========    ===========    ===========


Net (loss) income allocated to
  General Partner (2%) .................   $    (5,050)   $     2,220    $   (15,893)   $     5,056
                                           ===========    ===========    ===========    ===========

Net (loss) income allocated to
  BAC Holders (98%) ....................   $  (247,453)   $   108,777    $  (778,734)   $   247,732
                                           ===========    ===========    ===========    ===========

Net (loss) income per BAC,
  based on 868,662 BACs outstanding ....   $      (.28)   $       .13    $      (.90)   $       .29
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   (Unaudited)


                                                                 Beneficial
                                                                  Assignee
                                                   General       Certificate
                                                   Partner         Holders        Total
                                                  ------------   -----------    ----------
Partners' (deficit) capital, January 1, 2009 ..   $  (342,418)   $ 2,660,778    $ 2,318,360

  Net loss ....................................       (15,893)      (778,734)      (794,627)
                                                  -----------    -----------    -----------

Partners' (deficit) capital, September 30, 2009   $  (358,311)   $ 1,882,044    $ 1,523,733
                                                  ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                         CRI HOTEL INCOME PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                 --------------------------
                                                                                      2009          2008
                                                                                 ------------   -----------
Cash flows from operating activities:
  Net (loss) income ..........................................................   $  (794,627)   $   252,788

  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization ............................................       728,559        743,409

    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets, net ...............        16,007        (92,461)
      Increase in accounts payable and accrued expenses ......................        66,366        116,608
      Decrease in hotel trade payables .......................................       (24,112)       (22,538)
                                                                                 -----------    -----------

        Net cash (used in) provided by operating activities ..................        (7,807)       997,806
                                                                                 -----------    -----------


Cash flows from investing activities:
  Additions to property and equipment ........................................      (153,921)      (481,792)
  Net withdrawals from (deposits to) working capital reserve .................       542,202       (559,121)
  Net withdrawals from capital improvements
    and real estate tax reserves held by servicer ............................          --          315,585
                                                                                 -----------    -----------

        Net cash provided by (used in) investing activities ..................       388,281       (725,328)
                                                                                 -----------    -----------


Cash flows from financing activities:
  Payment of principal on mortgage payable ...................................       (92,537)          --
  Loan refinancing costs .....................................................       (14,500)      (270,300)
  Decrease in deposits .......................................................          --           18,000
  Payoff mortgage ............................................................          --       (7,273,441)
  Refinance mortgage .........................................................          --        7,372,262
                                                                                 -----------    -----------

        Net cash used in financing activities ................................      (107,037)      (153,479)
                                                                                 -----------    -----------


Net increase in hotel operating cash and cash and cash equivalents ...........       273,437        118,999

Hotel operating cash and cash and cash equivalents, beginning of period ......       156,805        576,809
                                                                                 -----------    -----------

Hotel operating cash and cash and cash equivalents, end of period ............   $   430,242    $   695,808
                                                                                 ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ...................................   $   561,144    $   475,046
                                                                                 ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of September 30, 2009, and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the interim periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

     The Partnership and the chief operating decision maker consider the hotels' operations as a single homogeneous business activity as it relates to achieving their objectives of cash flow growth and capital appreciation. The chief operating decision maker reviews cash flow and operating results in the aggregate in order to determine the appropriate level of cash available, if any, for distribution to the investors in the Partnership. Accordingly, the Partnership considers itself to operate in a single reportable segment.


2.   NEW ACCOUNTING PRONOUNCEMENTS

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

     The ASC establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

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

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through November 13, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.


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


4.   WORKING CAPITAL RESERVE

     The working capital reserve of $1,791,064 and $2,333,266 as of September 30, 2009 and December 31, 2008, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

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

     During the nine month period ended September 30, 2008, the Partnership made escrow deposits aggregating $77,458 for capital improvements, and $130,622 for estimated annual real estate taxes. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement reserve and real estate tax reserve.


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

     The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's ("MCPA") Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site. The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again. NOVA, the Partnership's consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study. On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008. On January 28, 2009, NOVA completed the Phase II study. Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


6.   MORTGAGES PAYABLE - Continued

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

     The Partnership made installments of principal and interest aggregating $653,681 and $583,020 for the nine month periods ended September 30, 2009 and 2008. The Partnership's balance on the loan was $7,248,694 and $7,341,231 as of September 30, 2009 and December 31, 2008, respectively.

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


7.   DISTRIBUTION TO BAC HOLDERS

     The Partnership did not declare a distribution in 2008 or the first, second and third quarters of 2009.

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


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

     b.   Lease Agreements
          ----------------

          The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. The Partnership negotiated and executed a short term extension through December 31, 2010 until the ground lessor decides to re-develop the property. As of February 1, 2009, annual lease payments are equal to the greater of $480,000 or 22% of total room revenue and 2.5% of food and beverage revenue. Minimum lease payments of $40,000 are payable monthly with a quarterly analysis of the actual amount due. For the three month periods ended September 30, 2009 and 2008, lease payments were $97,777 and $116,327, respectively. For the nine month periods ended September 30, 2009 and 2008, lease payments were $402,018 and $536,335, respectively.

     c.   License Agreements
          ------------------

          The five License Agreements pursuant to which the hotels are operated as Days Inns have recently been assigned from the current licensee (and former management agent), Buckhead, to the Partnership as Licensee.

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

                         CRI HOTEL INCOME PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


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

     The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010. The lease provides one option to extend the lease for an additional period of five years. Gross base rental income pursuant to the lease agreement with India Palace and the former lease with Happy Chef, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2009 and 2008, respectively.


10.  RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership. The Partnership paid $46,167 and $145,218 for the three and nine month periods ended September 30, 2009, respectively and $17,167 and $186,124 for the three and nine month periods ended September 30, 2008, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement. The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2009 and 2008.

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

                           September 30, 2009 and 2008

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


12.  CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains fourteen cash accounts. As of September 30, 2009, the uninsured portion of the cash balance was $0.


                           Number of     ank Balance     Insured    Uninsured
        Bank               Accounts       09/30/09       09/30/09    09/30/09
----------------------     --------      -----------    ----------  ----------

Bank of America, N.A.          7         $  210,437     $  210,437     $0

SunTrust Bank                  2         $1,791,064     $1,791,064     $0

Wells Fargo                    5         $   19,323     $   19,323     $0


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

                          New Accounting Pronouncements
                          -----------------------------

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through November 13, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

                                  Distributions
                                  -------------

     The Partnership did not declare a distribution in 2008 or the first, second and third quarters of 2009.

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

     For the nine month period ended September 30, 2009, existing cash resources were adequate to support operating and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables. Accounts payable and accrued expenses and hotel trade payables at September 30, 2009 totaled $840,862, which represents a $42,254 increase from December 31, 2008. Accounts payable and accrued expenses increased primarily due to increased real estate taxes payable, partially offset by lower accrued audit fees and lower accrued environmental study costs. Hotel trade payables decreased primarily due to timing of payment compared to fourth quarter 2008.

     The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease. In October 2002, the lease was extended to expire on December 31, 2008. The Partnership negotiated and executed a short term extension through December 31, 2010 until the ground lessor decides to re-develop the property. There is no assurance that the lease will be renewed. Operating (loss) income for the Scottsdale hotel was $(93,153) and $57,113 for the three and nine month periods ended September 30, 2009.

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

     The Partnership made installments of principal and interest aggregating $653,681 and $583,020 for the nine month periods ended September 30, 2009 and 2008. The Partnership's balance on the loan was $7,248,694 and $7,341,231 as of September 30, 2009 and December 31, 2008, respectively.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     During the nine month period ended September 30, 2008, the Partnership made escrow deposits aggregating $77,458 for capital improvements, and $130,622 for estimated annual real estate taxes. The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement reserve and real estate tax reserve.

Working Capital Reserve
-----------------------

     The working capital reserve of $1,791,064 and $2,333,266 as of September 30, 2009 and December 31, 2008, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership. In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

                       Results of Operations - Partnership
                       -----------------------------------

     The Partnership recognized net loss for the three month period ended September 30, 2009, compared to net income at September 30, 2008 primarily due to decreased rooms revenue, partially offset by lower rooms expense both as a result of lower occupancy.

     The Partnership recognized net loss for the nine month period ended September 30, 2009, compared to net income in 2008 primarily due to decreased rooms revenue, as a result of lower occupancy, partially offset by decreases in rooms expense, general and administrative expenses, marketing expense, property and maintenance expenses and building lease expense. Rooms expense decreased due to lower occupancy. General and administrative expenses decreased primarily due to the forbearance fee paid in 2008, lower reimbursed payroll costs and lower occupancy. Marketing expense decreased due to lower payroll expense and lower frequent guest program expense. Property operations and maintenance expenses decreased due to less repair needed due to lower occupancy. Building lease expense decreased due to lower revenues at the Scottsdale Days Inn.

     The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

     An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2009 and 2008, follows.

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

     The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2009 and 2008, follow.

                                            Gross Operating Income              Gross Operating Income
                                         for the three month periods         for the nine month periods
                                             ended September 30,                 ended September 30,
                                         -----------------------------       ----------------------------
     Hotel Location                         2009               2008             2009              2008
     --------------                      ----------         ----------       ----------        ----------
     Clearwater, FL                      $   77,075         $   94,881       $  432,542        $  588,905
     Minneapolis, MN                        568,252            690,242        1,438,213         1,739,836
     Plymouth, MN                           170,318            308,931          419,810           707,500
     Roseville, MN                          254,637            406,560          582,444           885,593
     Scottsdale, AZ                         302,906            373,689        1,386,599         1,931,807
                                         ----------         ----------       ----------        ----------
       Total                             $1,373,188         $1,874,303       $4,259,608        $5,853,641
                                         ==========         ==========       ==========        ==========

                                           Operating (Loss) Income             Operating (Loss) Income
                                         for the three month periods         for the nine month periods
                                             ended September 30,                 ended September 30,
                                         -----------------------------       ----------------------------
                                            2009               2008              2009             2008
                                         ----------         ----------       -----------       ----------
     Clearwater, Fl                      $  (80,084)        $  (76,097)      $  (84,905)       $    10,445
     Minneapolis, MN                        328,354            429,902          752,298            995,283
     Plymouth, MN                            36,390            151,521           32,090            267,623
     Roseville, MN                          109,869            230,811          172,522            427,866
     Scottsdale, AZ                         (93,153)           (81,980)          57,113            342,456
     Depreciation and partnership
       operating expenses                  (365,625)          (351,876)      (1,162,601)        (1,315,839)
                                         ----------         ----------       ----------        -----------
       Total                             $  (64,249)        $  302,281       $ (233,483)       $   727,834
                                         ==========         ==========       ==========        ===========

                                               Average Occupancy                 Average Occupancy
                                         for the three month periods         for the nine month periods
                                             ended September 30,                 ended September 30,
                                         ---------------------------         ---------------------------
                                            2009               2008             2009              2008
                                         ----------         ----------       ----------        ----------
     Clearwater, Fl                           35%               36%              43%                52%
     Minneapolis, MN                          79%               86%              71%                82%
     Plymouth, MN                             64%               76%              53%                72%
     Roseville, MN                            65%               83%              54%                72%
     Scottsdale, AZ                           67%               76%              65%                76%


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

                   Three Month Period Ended September 30, 2009
                   -------------------------------------------

Clearwater, Florida: Gross operating income decreased and operating loss increased for the three month period ended September 30, 2009, compared to 2008 primarily due to decreased rooms revenue and increased repair and maintenance expenses, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, management fees, insurance expense and property tax expense. Occupancy decreased due to the sluggish economy and a significant decrease in the housing and construction markets.

Minneapolis, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2009, decreased from 2008 primarily due to decreases in rooms revenue and rental and other revenue and increased insurance expense, partially offset by increased telephone revenue and decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased due to market demand with the largest shortfall in the transient market, offset by increases in hotel direct business, mainly due to the new University of Minnesota football stadium.

Plymouth, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense, insurance expense and property tax expense, partially offset by decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the economy and lack of production from some long term corporate groups, and the room nights generated by the Republican National Convention in 2008.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended September 30, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense, insurance expense and property tax expense, partially offset by decreases in rooms expense, rental and other expense, general and administrative expenses, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the sluggish economy and sharp decline in walk in business and the room nights generated by the Republican National Convention in 2008.

Scottsdale, Arizona: Gross operating income decreased and operating loss increased for the three month period ended September 30, 2009, compared to 2008 primarily due to decreases in rooms revenue, food and beverage revenue and telephone revenue and increases in energy expense, management fees, insurance expense and property tax expense, partially offset by increased rental and other revenue and decreases in rooms expense, food and beverage expense, telephone expense, rental and other expense, general and administrative expenses, marketing expenses and repair and maintenance expenses. Occupancy decreased due to the sluggish economy and the absence of demand in the Scottsdale market.

                   Nine month Periods Ended September 30, 2009
                   -------------------------------------------

Clearwater, Florida: Gross operating income decreased and operating loss was recognized for the nine month period ended September 30, 2009, compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in energy expense and repair and maintenance expenses, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


expense, management fees, insurance expense and property tax expense. Occupancy decreased due to the sluggish economy and a significant decrease in the housing and construction markets and by third party intermediary discount packages through Priceline, Hotwire, Travelocity and Orbitz.

Minneapolis, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense and insurance expense, partially offset by decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees and property tax expense. Occupancy decreased due to market demand with the largest shortfall in the transient market, the University of Minnesota visitor rate, and the demand generated by the Republican National Convention in 2008.

Plymouth, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in insurance expense and property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the economy and lack of production from some long term corporate groups, and the demand generated by the Republican National Convention in 2008.

Roseville, Minnesota: Gross operating income and operating income for the nine month period ended September 30, 2009, deceased from 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense, insurance expense and property tax expense, partially offset by decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the sluggish economy and sharp decline in walk in business, and the demand generated by the Republican National Convention in 2008.

Scottsdale, Arizona: Gross operating income and operating income for the nine month period ended September 30, 2009, decreased from 2008 primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and increases in insurance expense and property tax expense, partially offset by decreases in rooms expense, food and beverage expense, telephone expense, rental and other expense, general and administrative expenses, marketing expenses, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the sluggish economy and the absence of demand in the Scottsdale market.


Item 4. Controls and Procedures

     In October 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.


Part II. OTHER INFORMATION
Item 5. Other Information

a. There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2009.

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



November 13, 2009                    by:  /s/ H. William Willoughby
-----------------                          ------------------------------------
DATE                                       H. William Willoughby,
                                           Director, President, Secretary,
                                             Principal Financial Officer and
                                             Principal Accounting Officer