Form 10-K
period 2009-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2010-03-31
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 33-11096

CRI HOTEL INCOME PARTNERS, L.P.

 (Exact Name of Issuer as Specified in its Charter)

Delaware	52-1500621
(State of Incorporation)	(I.R.S. Employer Identification No.)

11200 Rockville Pike
Rockville, MD	20852
(Address of Principal Executive Offices)	(ZIP Code)

(301) 468-9200
(Issuer’s Telephone Number, Including Area Code)
_____________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           9           No           :

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes           9           No           :

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           :           No           9

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
Large accelerated filer         9        Accelerated filer        9       Non-accelerated filer         9    Smaller reporting company    :

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes            9         No           :

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

DOCUMENTS INCORPORATED BY REFERENCE

CRI HOTEL INCOME PARTNERS, L.P.

2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-5
Item 3.	Legal Proceedings	I-5
Item 4.	Submission of Matters to a Vote of Security Holders	I-5

PART II

Item 5.	Market for the Registrant’s Beneficial Assignee Certificates
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	II-2
Item 8.	Financial Statements	II-5
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-5
Item 9A.	Controls and Procedures	II-5
Item 9B.	Other Information	II-6

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1                      BUSINESS

Development and Description of Business

CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement.  The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc.  The Partnership's primary objectives continue to be cash flow growth and capital appreciation.  However, the attainment of these objectives is principally dependent on the hotels' operations.  The hotels are or had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc., formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.  The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns.  As of February 1, 2010 management was assigned to Capitol Hotel Group, Inc. (CHG).  The management fees have remained unchanged.  CHG was formed in 1986 to address the needs, interest and financial objectives of hotel operations from an owner’s perspective.  CHG has been both an asset manager and a hotel operator of diverse properties in widely varied markets with many major hotel brands and a number of well-known independent destination resorts.

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

The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest.  As of December 31, 2009, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees

The Partnership has no employees. Services are performed by CRI, the General Partner of the General Partner, and agents retained by it.  See the notes to the financial statements for additional information concerning these services.

I-1

PART I

ITEM 2.                      PROPERTIES

A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2009, follows.

NAME AND LOCATION	NO. OF ROOMS	DATE ACQUIRED	PURCHASE PRICE

Clearwater Days Inn	117	04/01/88	$3,750,000
Clearwater, Florida

Minneapolis Days Inn	130	11/01/87	$4,800,000
Minneapolis, Minnesota

Plymouth Days Inn	113	12/30/87	$4,000,000
Plymouth, Minnesota

Roseville Days Inn	114	03/01/88	$4,200,000
Roseville, Minnesota

Scottsdale Days Inn	167	07/01/88	$2,000,000
Scottsdale, Arizona
(leasehold interest)

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of  Operations – Financing, for information concerning the mortgage financing of the first four hotels listed above.

ITEM 3.                      LEGAL PROCEEDINGS

On September 2, 2008, a complaint was filed against CRI Hotel Income Partners, L.P., in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida.  The Plaintiffs claimed damages of $15,000, exclusive of interest and cost as a result of being bitten by bed bugs while staying at the Days Inn Clearwater on or about July 16, 2008.  The complaint was submitted to Wausau Insurance Company, Claim #PX415-008254-01.  On January 21, 2009, the defense counsel retained by Wausau requested that the plaintiff make a demand for settlement of this lawsuit so as to avoid protracted litigation.  The case was settled and the complaint was dismissed by the court on or about January 21, 2010.

ITEM 4.                      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

I-2

PART II

ITEM 5.                      MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE
CERTIFICATES AND RELATED PARTNERSHIP MATTERS

(a)
There is no established market for the purchase and sale of BACs, although various informal market services may exist.  Due to the limited markets, investors may be unable to sell or otherwise dispose of their BACs.

In addition, certain transfers of BACs in the Partnership may not exceed two percent of the total interests in the Partnership’s capital or profits during any one taxable year to avoid the Partnership being deemed a publicly traded partnership.

(b)	As of March 31, 2010, there were 851 registered holders of BACs in the Partnership.

(c)	The Partnership did not make a distribution in 2009 or 2008.

PART II

ITEM 7                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRI Hotel Income Partners, L.P.’s (the Partnership) Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-K at December 31, 2009.  Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method.  The calculation requires three amounts for each asset; (1) the purchase price, (2) the estimated useful life, (3) the estimated residual value at the end of the asset’s useful life.  Of these three amounts, two are estimates that require significant management judgment.  In order to determine the appropriate allocation, management periodically reviews the particular asset’s historical or current replacement cost, useful economic life, and residual value, and updates this information as necessary.  Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

New Accounting Pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

PART II

ITEM 7                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Travel and the Economy

The hotel industry in the fourth quarter 2009 is continuing to feel the effects of a sagging economy with decreased demand and lower occupancies, which had a negative impact at all of the five hotels owned by the Partnership.  The Partnership’s ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels.  The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership’s operations, liquidity, or capital resources.

Distributions

The General Partner did not make a distribution in 2009 or 2008.  The General Partner closely monitors the Partnership’s liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

Financial Condition/Liquidity

The General Partner expects that the hotels in the aggregate will generate sufficient cash flow to achieve a positive cash flow after operating expenses.  In addition to the periodic replacement of fixed assets, the General Partner determined several years ago that certain capital improvements were needed to enhance the marketability of the hotels.  Since 1997, the Partnership funded a total of approximately $2.6 million from the working capital reserve to the hotels for such capital improvements.

The Partnership’s liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels.  Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate.  The General Partner continues to work closely with the hotels’ manager to institute an aggressive marketing campaign and stricter cost-cutting and cost-control measures in an effort to maintain liquidity at the hotels.

For the years ended December 31, 2009 and 2008, net cash provided by the hotels’ operating activities and existing cash resources was adequate to support operating and financing activities.  The Partnership anticipates that existing cash resources along with future cash flows from the hotels' operations, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses, and hotel trade payables.  Accounts payable and accrued expenses and hotel trade payables at December 31, 2009 decreased from the corresponding amounts in 2008.  Accounts payable and accrued expenses decreased primarily due to lower accrued audit fees, lower accrued salary expense and lower accrued environmental study costs.  Hotel trade payables decreased compared to December 31, 2008, primarily due to lower expenses due to lower occupancy.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership negotiated and executed a short term extension through December 31, 2010 until the ground lessor decides to re-develop the property.  There is no assurance that the lease will be renewed.  Operating income for the Scottsdale hotel was $93,943 and $360,443 for the years ended December 31, 2009 and 2008, respectively.

Financing

On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels.  The loan matured January 1, 2008.  On that date, a balloon payment in the amount of $7,273,441 became due.  The General Partner was unable to refinance the Partnership’s mortgage debt prior to its maturity.  Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days for payment of a fee in the amount of $72,734, plus continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation (“GE”) in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida.  The three loans are cross-collateralized by the three hotels.  The Partnership used the loan proceeds together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000, of which $500,000 is held by the Lender pending resolution of the environmental matter further discussed below, secured by the University hotel in Minnesota, to pay off the existing debt in full.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing Nova’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  Nova is currently collecting samples and will prepare a supplemental investigation report summarizing the findings.

The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

Plymouth                                $887,269
Roseville                                $2,083,122
Clearwater                              $887,269

The loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 5, 2010.  It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.  The Partnership is currently negotiating a short term extension with the current lender and sent financial information to Enviro Finance Group, another environmental lender that has expressed an interest in underwriting a short term loan.  To date neither lender has issued a commitment letter.  The Partnership continues to work diligently to secure financing on the $2,900,000 note of which $500,000 is held in escrow. The note matures on May 5, 2010.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

In the event that the Partnership is unable to obtain refinancing or extend the current agreement, the loan becomes due May 5, 2010, the lender may exercise its right to foreclose on the Days Inn University hotel.  These factors raise substantial doubt about the Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership made installments of principal and interest aggregating $872,703 and $802,042 for the years ended December 31, 2009 and 2008.  The Partnership’s aggregate balance on the current loans was $7,216,472 and $7,341,231 as of December 31, 2009 and 2008, respectively.

Capital Improvements, Real Estate Tax Reserves Held by Servicer
and Intercompany Transactions

Under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. This loan was refinanced on May 6, 2008.  The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement and real estate tax accounts. Under the current mortgage, the Partnership will pay directly for real estate taxes and capital improvements.

In 2009, the Partnership contributed $105,000 to the Clearwater hotel for Capital improvements.  In 2008, the Partnership contributed $83,640 to the Clearwater hotel for capital improvements.  In 2007, the Partnership contributed $31,835, $56,880, $39,636 and $145,725 to the Clearwater hotel, Plymouth hotel, Roseville hotel and Minneapolis hotel, respectively, for capital improvements.

Working Capital Reserve

The working capital reserve of $1,649,444 and $2,333,266 as of December 31, 2009 and 2008, respectively, represents all cash and cash equivalents, as defined in Note 1.e. of the accompanying financial statements, maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

Distributions to BAC holders

The Partnership did not make a distribution in 2009 or 2008.

PART II

ITEM 7                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations – Partnership

2009 versus 2008

The Partnership recognized net loss for the year ended December 31, 2009, compared to net income at December 31, 2008, primarily due to decreased rooms revenue as a result of lower occupancy, partially offset by decreases in rooms expense, general and administrative expenses, building lease expense, marketing expense and property operations and maintenance expenses.  General and administrative expenses decreased primarily due to the forbearance fee paid in 2008. Building lease expense decreased due to lower revenues at the Scottsdale hotel.  Market expense decreased due to lower frequent guest program expense and lower payroll expense.  Property operations and maintenance expenses decreased due to less repair needed as a result of lower occupancy.

Results of Operations – Hotels

Analysis of each hotel’s operating results for the year 2009 versus the year 2008 follows.

Operating statistics

The hotels’ results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets and historical trends, the following months should provide the highest net cash flow to the Partnership from each of the hotels.

Hotel Location	Peak Months

Clearwater, FL	January through April
Minneapolis, MN	March through November
Plymouth, MN	April through October
Roseville, MN	April through October
Scottsdale, AZ	January through April; and October and November

The hotels’ results of operations set forth below may not be consistent with longer-term historical trends.

The Partnership’s statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the years ended December 31, 2009 and 2008, follow.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

	Gross Operating Income
Hotel Location	2009	2008

Clearwater, FL	$539,330	$706,887
Minneapolis, MN	1,874,674	2,157,018
Plymouth, MN	518,470	845,549
Roseville, MN	734,107	1,084,843
Scottsdale, AZ	1,705,469	2,376,799

Total	$5,372,050	$7,171,096

	Operating (Loss) Income
Hotel Location	2009	2008

Clearwater, FL	$(136,479)	$(28,330)
Minneapolis, MN	951,037	1,193,772
Plymouth, MN	(6,751)	281,841
Roseville, MN	150,116	454,559
Scottsdale, AZ	93,943	360,443
Depreciation and net Partnership
operating expenses	(1,418,342)	(1,570,437)

Total	$(366,476)	$691,848

	Average Occupancy
Hotel Location	2009	2008

Clearwater, FL	43%	49%
Minneapolis, MN	70%	79%
Plymouth, MN	49%	66%
Roseville, MN	52%	68%
Scottsdale, AZ	62%	72%

2009 versus 2008

Clearwater, Florida:  Gross operating income decreased and operating loss increased  for the year ended December 31, 2009, compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increased energy expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, repair and maintenance expenses, management fees, insurance expense and property tax expense. Occupancy decreased due to the sluggish economy and a significant decrease in the housing and construction markets and by third party intermediary discount packages through Priceline, Hotwire, Travelocity and Orbitz.

Minneapolis, Minnesota:  Gross operating income and operating income for the year ended December 31, 2009, decreased compared to 2008 primarily due to decreases in rooms revenue and telephone revenue and increases in telephone expense, insurance expense and property tax expense, partially offset by increased rental and other revenue and decreases in rooms expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to market demand with the largest shortfall in the transient market, the University of Minnesota visitor rate, and the demand generated by the Republican National Convention in 2008.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Plymouth, Minnesota:  Gross operating income decreased and operating loss was recognized for the year ended December 31, 2009, compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in insurance expense and property tax expense, partially offset by decreases in rooms expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the economy and lack of production from some long term corporate groups, and the demand generated by the Republican National Convention in 2008.

Roseville, Minnesota:  Gross operating income and operating income for the year ended December 31, 2009,  decreased compared to 2008 primarily due to decreases in rooms revenue, telephone revenue and rental and other revenue and increases in telephone expense, insurance expense and property tax expense, partially offset by decreases in rooms expense, rental and other expenses, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses and management fees. Occupancy decreased due to the sluggish economy and sharp decline in walk in business, and the demand generated by the Republican National Convention in 2008.

Scottsdale, Arizona:  Gross operating income and operating income for the year ended December 31, 2009,  decreased compared to 2008 primarily due to decreases in rooms revenue, food and beverage revenue, telephone revenue and rental and other revenue and increased insurance expense, partially offset by decreases in rooms expense, food and beverage expense, telephone expense, rental and other expense, general and administrative expenses, marketing expense, energy expense, repair and maintenance expenses, management fees, property tax expense and land lease expense. Occupancy decreased due to the sluggish economy and the absence of demand in the Scottsdale market.

ITEM 8.                      FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

In February  2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, there have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2009, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2009.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)

The Partnership has no directors, executive officers or significant employees of its own.

(a) and (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the General Partner of the Partnership, follow.

William B. Dockser, 73, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as  a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 63 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(d)	Involvement in certain legal proceedings.

None.

III-1

PART III

ITEM 11.                      EXECUTIVE COMPENSATION

(a), (b), (c), (d), (e), (f), (g), and (h)

The Partnership has no officers or directors.  However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various types of compensation and fees were paid or are payable to the General Partner and its affiliates.  Additional information required by Item 11 is incorporated herein by reference to Note 9 of the notes to financial statements contained in Part IV.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 31, 2010.

Name and Address	Amount and Nature	% of total BACs
of Beneficial Owner	of Beneficial Ownership	Issued and outstanding

CMG Advisors LLC, et.al.	108,569 BACs	14.26%
1000 Second Avenue
Suite 3950
Seattle, WA 98104

Equity Resource
Investments, LLC	51,293 BACs	6.74%
1280 Massachusetts Avenue
4th Floor
Cambridge, MA 02138

MacKenzie, Patterson
Fuller, LLP	68,985 BACs	9.06%
1640 School Street
Suite 100
Morgan, CA 94556

Peachtree Partners	67,496 BACs	8.87%
3116 E. Shea Boulevard
PMB 191
Phoenix, AZ 85028

(b)	Security ownership of management.

The following table sets forth certain information concerning all BACs beneficially owned, as of March 31, 2010, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.
III-2

PART III

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT - Continued

	Amount and Nature	% of total BACs
Name of Beneficial Owner	of Beneficial Ownership	Issued and outstanding

William B. Dockser	None	0.0%
H. William Willoughby	None	0.0%
All Directors and Officers
As a Group (2 persons)	None	0.0%

(c)	Changes in control.

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

The Partnership’s response to Item 13(a) is incorporated herein by reference.  In addition, the Partnership has no business relationship with entities of which the managing general partner of the General Partner of the Partnership is an officer, director or equity owner other than as set forth in the Partnership's response to Item 13(a).

(d)	Transactions with promoters.

Not applicable.

III-3

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2009 and 2008, the Partnership retained Grant Thornton LLP to provide services as follows.

	Year Ended
	December 31,
	2009	2008

Audit fees (1)	$210,500	$185,750
Audit-related fees	--
Tax fees (2)	14,000	14,000
All other fees	--	--

Total billed	$224,500	$199,750

(1) Includes quarter revuews of Forms 10-Q. (2) Preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Board of Directors of the General Partner of the General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP.  Prior to approving Grant Thornton LLP’s providing any non-audit services, the Board of Directors of the General Partner of the General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP’s independence.  No such services were provided by Grant Thornton LLP during the years ended December 31, 2009 and 2008.

III-4

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS

1.           Financial Statements

a.           The following documents are included as part of this report:

(1)           Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Partners’ (Deficit) Capital
Statements of Cash Flows
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

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENTS - Continued

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P.

by: C.R.I., Inc.

March 31, 2010	by: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer

CRI HOTEL INCOME PARTNERS, L. P.

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5
Balance Sheets as of December 31, 2009 and 2008	IV-6
Statements of Operations for the Years Ended
December 31, 2009, 2008 and 2007	IV-7
Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2009, 2008 and 2007	IV-8
Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007	IV-9
Notes to Financial Statements	IV-10

Report of Independent Registered Public Accounting Firm

Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2009 and 2008, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As discussed in Note 3, the Partnership has approximately $2.9 million in outstanding debt that is due on May 5, 2010.  Management’s plans relating to these matters is described in Note 3. The uncertainty of the ability to refinance this debt raises substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McLean, Virginia
March 31, 2010

CRI HOTEL INCOME PARTNERS, L.P.

BALANCE SHEETS

ASSETS

	December 31,
	2009	2008

Property and equipment - at cost:
Land	$1,574,490	$1,574,490
Buildings and site improvements	14,395,423	14,382,485
Furniture, fixtures and equipment	4,382,160	4,214,546
Leasehold improvements	1,431,234	1,431,234

	21,783,307	21,602,755
Less: accumulated depreciation and amortization	(15,361,284)	(14,542,003)

	6,422,023	7,060,752

Hotel operating cash	110,395	156,805
Working capital reserve	1,649,444	2,333,266
Receivables and other assets, net of allowance for doubtful accounts
of $29,458 and $37,215, respectively	467,722	406,899
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $774,719 and $740,175, respectively	245,384	279,928
Property purchase costs,
net of accumulated amortization of $141,099 and $134,870, respectively	41,168	47,397
Loan refinancing costs,
net of accumulated amortization of $77,949 and $97,148, respectively	124,203	173,152

Total assets	$9,060,339	$10,458,199

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$369,925	$524,350
Hotel trade payables	270,002	274,258
Mortgages payable	7,216,472	7,341,231

Total liabilities	7,856,399	8,139,839

Partners' (deficit) capital:
General Partner	(364,706)	(342,418)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	1,568,646	2,660,778

Total partners' capital	1,203,940	2,318,360

Total liabilities and partners' capital	$9,060,339	$10,458,199

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008	2007

Revenue:
Rooms	$7,654,564	$9,769,097	$10,134,740
Rental and other	211,355	249,537	297,050
Telephone	25,027	37,764	47,336
Food and beverage	20,443	41,100	48,382

	7,911,389	10,097,498	10,527,508

Departmental expenses:
Rooms	(2,414,799)	(2,759,440)	(2,840,633)
Rental and other	(44,955)	(65,110)	(77,702)
Telephone	(60,148)	(70,290)	(66,547)
Food and beverage	(19,437)	(31,562)	(38,054)

	(2,539,339)	(2,926,402)	(3,022,936)

Gross operating income	5,372,050	7,171,096	7,504,572

Unallocated operating income (expenses):
Interest and other income	89,063	88,267	176,308
General and administrative	(1,250,920)	(1,439,750)	(1,273,968)
Depreciation and amortization	(938,003)	(986,799)	(1,005,778)
Marketing	(725,444)	(864,701)	(935,595)
Energy	(664,022)	(674,224)	(674,686)
Property operations and maintenance	(622,403)	(704,062)	(689,112)
Property taxes	(529,319)	(540,817)	(508,610)
Building lease	(500,133)	(666,250)	(755,942)
Management fees	(300,841)	(365,935)	(417,238)
Professional fees	(202,754)	(231,227)	(262,081)
Base asset management fee	(93,750)	(93,750)	(93,750)

	(5,738,526)	(6,479,248)	(6,440,452)

Operating (loss) income	(366,476)	691,848	1,064,120

Interest expense	(747,944)	(663,037)	(578,855)

Net (loss) income	$(1,114,420)	$28,811	$485,265

Net (loss) income allocated to General Partner (2%)	$(22,288)	$576	$9,705

Net (loss) income allocated to BAC holders (98%)	$(1,092,132)	$28,235	$475,560

Net (loss) income per BAC, based on 868,662 BACs outstanding	$(1.26)	$0.03	$0.55

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners’ (deficit) capital, January 1, 2007	$(339,403)	$2,808,479	$2,469,076

Net income	9,705	475,560	485,265

Distribution of $0.75 per BAC holders
and General Partner	(13,296)	(651,496)	(664,792)

Partners’ (deficit) capital, December 31, 2007	(342,994)	2,632,543	2,289,549

Net income	576	28,235	28,811

Partners’ (deficit) capital, December 31, 2008	(342,418)	2,660,778	2,318,360

Net loss	(22,288)	(1,092,132)	(1,114,420)

Partners’ (deficit) capital, December 31, 2009	$(364,706)	$1,568,646	$1,203,940

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,114,420)	$28,811	$485,265

Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	938,003	986,799	1,005,778

Changes in assets and liabilities:
(Increase) decrease in receivables and other assets, net	(60,823)	(77,639)	193,242
(Decrease) increase in accounts payable and accrued expenses	(154,425)	(174,164)	51,881
(Decrease) increase in hotel trade payables	(4,256)	45,861	(23,063)

Net cash (used in) provided by operating activities	(395,921)	809,668	1,713,103

Cash flows from investing activities:
Additions to property and equipment	(180,552)	(609,889)	(370,864)
Net withdrawals from (deposits to) working capital reserve	683,822	(750,858)	(15,860)
Net withdrawals from (deposits to) capital improvements
and real estate tax reserves held by servicer	--	315,585	(98,905)

Net cash provided by (used in) investing activities	503,270	(1,045,162)	(485,629)

Cash flows from financing activities:
Distribution to BAC holders and on behalf of BAC holders	--	--	(651,496)
Distribution to General Partners	--	--	(13,296)
Refinance mortgage	--	7,341,231	--
Loan refinancing costs	(29,000)	(270,300)	--
Payment of principal on mortgage payable/payoff mortgage	(124,759)	(7,273,441)	(225,734)
Decrease (increase) in deposit	--	18,000	(18,000)

Net cash used in financing activities	(153,759)	(184,510)	(908,526)

Net (decrease) increase in hotel operating cash and
cash and cash equivalents	(46,410)	(420,004)	318,948

Hotel operating cash and cash and cash equivalents, beginning of year	156,805	576,809	257,861

Hotel operating cash and cash and cash equivalents, end of year	$110,395	$156,805	$576,809

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$747,944	$663,037	$578,855

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Organization and offering

CRI Hotel Income Partners, L.P. (the Partnership) is a limited partnership which was formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement.  The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc.  The Partnership's primary objectives continue to be cash flow growth and capital appreciation.  However, the attainment of these objectives is principally dependent on the hotels' operations.  The hotels had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.  The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns. As of February 1, 2010 management was assigned to Capitol Hotel Group, Inc. (CHG).  The management fees have remained unchanged.  CHG was formed in 1986 to address the needs, interest and financial objectives of hotel operations from an owner’s perspective.  CHG has been both an asset manager and a hotel operator of diverse properties in widely varied markets with many major hotel brands and a number of well-known independent destination resorts.

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

        d.           Hotel operating cash; cash and cash equivalents

Hotel operating cash and cash and cash equivalents consist of demand deposits, repurchase agreements and money market funds with original maturities when purchased of three months or less, which have not been designated as a working capital reserve by the General Partner.  Hotel operating cash represents funds maintained at the hotels and by the hotels’ unaffiliated manager, while cash and cash equivalents represents funds maintained at the Partnership.  The Partnership has determined that the carrying amounts for these items approximate fair value.

e.           Working capital reserve

The working capital reserve represents all cash and cash equivalents, as defined above, maintained as working capital for the Partnership.  The General Partner has determined that all cash and cash equivalents maintained at the Partnership which are not currently distributable to the BAC holders and General Partner of the Partnership shall be deemed as a working capital reserve.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

f.           Hotel accounts receivable

Hotel accounts receivable, which is included in receivables and other assets in the accompanying balance sheets, are reviewed by the Partnership for collectability.  Hotel accounts receivable are reflected net of allowance for doubtful accounts of $29,458 and $37,215 as of December 31, 2009 and 2008, respectively.

g.           Revenue recognition

Revenues are generally recognized when services are provided.  The Partnership’s revenues are derived primarily from hotel operations, including rooms rentals, telephone usage and food and beverage sales. Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

h.           Earnings per BAC

Income per BAC is 98% of net income divided by BACs outstanding.  The Partnership has no dilutive instruments.

i.           Income taxes

For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership’s income or loss as determined for tax purposes.  Accordingly, no provision has been made for income taxes in these financial statements.

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

k.           Fair value of financial instruments

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The ASC establishes a hierarchy for inputs used in measuring fair value as follows:

1.	Level 1 Inputs -- quoted prices in active markets for identical assets and liabilities.
2.	Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
3.	Level 3 Inputs -- unobservable inputs.

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

The Partnership and the chief operating decision maker consider the hotels’ operations as a single homogeneous business activity as it relates to achieving their objectives of cash flow growth and capital appreciation.  The chief operating decision maker reviews cash flow and operating results in the aggregate in order to determine the appropriate level of cash available for distribution to the investors in the Partnership.  Accordingly, the Partnership considers itself to operate in a single reportable segment.

                n.           Risk and uncertainties

The hotel industry in the fourth quarter of 2009 is continuing to feel the effects of a declining economy with decreased demand and lower occupancies, which had a negative impact at all of the five hotels owned by the Partnership.  The Partnership’s ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels.  The Partnership is currently unable to estimate the impact the future state of the economy could have on its operations, liquidity, or capital resources.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

o.	New accounting pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification, which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

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

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

2.           HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

As of December 31, 2009, the Partnership remained invested in four hotels and one leasehold interest, as follows.

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

3.           MORTGAGE PAYABLE UNCERTAINTY

On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels.  The loan matured January 1, 2008.  On that date, a balloon payment in the amount of $7,273,441 became due.  The General Partner was unable to refinance the Partnership’s mortgage debt prior to its maturity.  Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days for payment of a fee in the amount of $72,734.41, plus continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation (“GE”) in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida.  The three loans are cross-collateralized by the three hotels.  The Partnership used the loan proceeds together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000, of which $500,000 is held by the Lender pending resolution of the environmental matter further discussed below, secured by the University hotel in Minnesota, to pay off the existing debt in full.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

3.           MORTGAGE PAYABLE UNCERTAINTY- Continued

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing Nova’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  Nova is currently collecting samples and will prepare a supplemental investigation report summarizing the findings.

The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

Plymouth                               $887,269
Roseville                                $2,083,122
Clearwater                              $887,269

The loan with Remediation Capital bears interest at the rate of 14% per annum and matures on May 5, 2010.  The Partnership is currently negotiating a short term extension with the current lender and sent financial information to Enviro Finance Group, another environmental lender that has expressed an interest in underwriting a short term loan.  To date neither lender has issued a commitment letter.  The Partnership continues to work diligently to secure financing on the $2,900,000 note of which $500,000 is held in escrow. The note matures on May 5, 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

3.           MORTGAGE PAYABLE UNCERTAINTY- Continued

In the event that the Partnership is unable to obtain refinancing or extend the current agreement, the loan becomes due May 5, 2010, the lender may exercise its right to foreclose on the Days Inn University hotel.  These factors raise substantial doubt about the Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership made installments of principal and interest aggregating $872,703 and $802,042 for the years ended December 31, 2009 and 2008.  The Partnership’s aggregate balance on the current loans was $7,216,472 and $7,341,231 as of December 31, 2009 and 2008, respectively.

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

In 2009, the Partnership contributed $105,000 to the Clearwater hotel for capital improvement.  In 2008, the Partnership contributed $83,640 to the Clearwater hotel for capital improvements.  In November 2007, the Partnership contributed $31,835, $56,880, $39,636 and $145,725 to the Clearwater hotel, Plymouth hotel, Roseville hotel and Minneapolis hotel, respectively, for capital improvements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

5.           WORKING CAPITAL RESERVE

The working capital reserve of $1,649,444 and $2,333,266 as of December 31, 2009 and 2008, respectively, represents all cash and cash equivalents, as defined in Note 1.d., maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

6.           COMMITMENT

a.           Hotel Management Agreements

The hotels had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.  The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns. The new contracts will expire December 31, 2016, with the exception of Scottsdale, which is coterminous with the land lease on which that hotel is located.  The agreements provide for a base management fee of 3.5% of gross revenues from operations for the University hotel, Plymouth hotel, Rosewater hotel and Clearwater hotel and 4.5% for the Scottsdale hotel. As of February 1, 2010 management was assigned to Capitol Hotel Group, Inc. (CHG).  The management fees have remained unchanged.  CHG was formed in 1986 to address the needs, interest and financial objectives of hotel operations from an owner’s perspective.  CHG has been both an asset manager and a hotel operator of diverse properties in widely varied markets with many major hotel brands and a number of well-known independent destination resorts.

b.           Lease Agreements

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership negotiated and executed a short term extension through December 31, 2010 until the ground lessor decides to re-develop the property. As of February 1, 2009, annual lease payments are equal to the greater of $480,000 or 22% of total room revenue and 2.5% of food and beverage revenue.  Minimum lease payments of $40,000 are payable monthly with a quarterly analysis of the actual amount due.  For the years ended December 31, 2009, 2008 and 2007, annual lease payments were $500,133, $666,250 and $755,942, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

6.           COMMITMENT - Continued

c.           License Agreements

The five License Agreements pursuant to which the hotels are operated as Days Inns were assigned from the current licensee (and former management agent), Buckhead to the Partnership as Licensee.  The business terms remained identical.

d.           Legal Proceedings

On September 2, 2008, a complaint was filed against CRI Hotel Income Partners, L.P., in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida.  The Plaintiffs claimed damages of $15,000, exclusive of interest and cost as a result of being bitten by bed bugs while staying at the Days Inn Clearwater on or about July 16, 2008.  The complaint was submitted to Wausau Insurance Company, Claim #PX415-008254-01.  On January 21, 2009, the defense counsel retained by Wausau requested that the plaintiff make a demand for settlement of this lawsuit so as to avoid protracted litigation.  The case was settled and the complaint was dismissed by the court on or about January 21, 2010.

7.           GROUND LEASE AGREEMENTS

The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property.  Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $12,712 and $73,694 for 2008 and 2007, respectively.  As of March 2008, Vicorp failed to pay the monthly rent due.  On April 3, 2008, Vicorp declared bankruptcy.  It rejected the lease as an executory contract as of that date.  It has filed a proof of claim for its permitted damages in Vicorp’s bankruptcy case.

On June 22, 2009, the Partnership executed a ten year lease with the Tea House Restaurant to replace the old tenant at Baker’s Square.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commences on the first to occur of (i) 180 days subsequent to the possession date which occurred on June 22, 2009 or (ii) the opening of the premises for business to the general public.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010.  The lease provides one option to extend the lease for an additional period of five years.  Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $30,000 each of the years ended December 31, 2009, 2008 and 2007.

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

The Partnership did not make a distribution in 2009 or 2008.  A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner for the first quarter of 2007 in the amounts of $217,165 and $4,432, respectively.  A distribution in the amount  of $221,598 ($0.25 per BAC) was declared and paid to BAC holders of record, to the General Partner and to the state of Minnesota for withholding for the second quarter of 2007 in the amounts of $212,021, $4,432 and $5,145, respectively.  A distribution in the amount of $221,597 ($0.25 per BAC) was declared and paid to BAC holders of record and to the General Partner and to the state of Minnesota for withholding for the third quarter of 2007 in the amounts of $212,020, $4,432 and $5,145, respectively.  The Partnership did not declare a distribution for the fourth quarter of 2007.

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership.  For the years ended December 31, 2009, 2008 and 2007, the Partnership paid $177,682, $202,455 and $90,942, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

9.           RELATED-PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2009, 2008 and 2007.

C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels.  The Chairman and President of C.R.I., Inc., are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.

As of February 1, 2010 management was assigned to Capitol Hotel Group, Inc. (CHG).  The management fees have remained unchanged.  CHG was formed in 1986 to address the needs, interest and financial objectives of hotel operations from an owner’s perspective.  CHG has been both an asset manager and a hotel operator of diverse properties in widely varied markets with many major hotel brands and a number of well-known independent destination resorts.

10.           INCOME TAXES

A reconciliation of the Partnership’s financial statement net (loss) income to taxable (loss) income follows.

	For the years ended
	December 31,
	2009	2008	2007

Financial statement net (loss) income	$(1,114,420)	$28,811	$485,265

Depreciation of buildings and site improvements
computed over 40 years for tax purposes, and over
shorter lives for financial statement purposes and
differences between financial statement net income
and taxable income	320,183	77,908	459,235

Taxable (loss) income	$(794,237)	$106,719	$944,500

11.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains fourteen cash accounts.  As of December 31, 2009, the uninsured portion of the cash balance was $0.

#  #  #