Form 10-K/A
period 2009-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2010-04-09
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

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
Yes           :           No           9

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A:

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

2009 ANNUAL REPORT ON FORM 10-K/A

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of notes to financial statements included in this annual report on Form 10-K/A at December 31, 2009.  Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method.  The calculation requires three amounts for each asset; (1) the purchase price, (2) the estimated useful life, (3) the estimated residual value at the end of the asset’s useful life.  Of these three amounts, two are estimates that require significant management judgment.  In order to determine the appropriate allocation, management periodically reviews the particular asset’s historical or current replacement cost, useful economic life, and residual value, and updates this information as necessary.  Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2009, but not reported, whether or not otherwise required by this Form 10-K/A at December 31, 2009.

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