Form 10-Q
period 2010-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2010-06-09
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
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
Yes ☒                                No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                   ☐           Accelerated filer      ☐
Non-accelerated filer (Do not check if a smaller reporting company)                   ☐            Smaller reporting company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2010 and December 31, 2009	1
	Statements of Operations
	- for the three months ended March 31, 2010 and 2009	2
	Statement of Changes in Partners’ (Deficit) Capital
	- for the three months ended March 31, 2010 and 2009	3
	Statements of Cash Flows
	- for the three months ended March 31, 2010 and 2009	4
	Notes to Financial Statements
	- March 31, 2010 and 2009	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 4.	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signature		21

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

Property and equipment - at cost:
Land	$1,574,490	$1,574,490
Buildings and site improvements	14,395,423	14,395,423
Furniture, fixtures and equipment	4,398,756	4,382,160
Leasehold improvements	1,431,234	1,431,234

	21,799,903	21,783,307
Less: accumulated depreciation and amortization	(15,545,959)	(15,361,284)

	6,253,944	6,422,023
Hotel operating cash	273,263	110,395
Working capital reserve	1,355,885	1,649,444
Receivables and other assets, net of allowance for doubtful accounts
of $31,223 and $29,458,respectively	685,362	467,722
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $782,835 and $774,719, respectively	237,269	245,384
Property purchase costs,
net of accumulated amortization of $142,508 and $141,099, respectively	39,759	41,168
Loan refinancing costs,
net of accumulated amortization of $121,629 and $77.949, respectively	80,523	124,203

Total assets	$8,926,005	$9,060,339

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$718,706	$369,925
Hotel trade payables	146,687	270,002
Mortgages payable	7,182,818	7,216,472

Total liabilities	8,048,211	7,856,399

Partners' (deficit) capital:
General Partner	(371,229)	(364,706)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	1,249,023	1,568,646

Total partners' capital	877,794	1,203,940

Total liabilities and partners' capital	$8,926,005	$9,060,339

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Revenue:
Rooms	$2,069,141	$2,203,043
Rental and other	49,923	48,483
Telephone	6,409	6,534
Food and beverage	5,141	5,810

	2,130,614	2,263,870

Departmental expenses:
Rooms	(585,832)	(603,182)
Rental and other	(10,185)	(11,111)
Telephone	(14,180)	(15,297)
Food and beverage	(3,703)	(4,282)

	(613,900)	(633,872)

Gross operating income	1,516,714	1,629,998

Unallocated operating income (expenses):
Interest and other income	8,819	11,345
General and administrative	(331,149)	(324,789)
Depreciation and amortization	(237,880)	(253,392)
Building lease	(185,581)	(198,971)
Marketing	(172,085)	(190,786)
Energy	(167,092)	(186,216)
Property operations and maintenance	(145,850)	(157,038)
Property taxes	(138,162)	(132,777)
Management fees	(83,256)	(88,522)
Professional fees	(184,075)	(92,310)
Base asset management fee	(23,438)	(23,438)

	(1,659,749)	(1,636,894)

Operating (loss)	(143,035)	(6,896)

Interest expense	(183,111)	(186,163)

Net (loss)	$(326,146)	$(193,059)

Net (loss) allocated to General Partner (2%)	$(6,523)	$(3,861)

Net (loss) allocated to BAC Holders (98%)	$(319,623)	$(189,198)

Net (loss) per BAC, based on 868,662 BACs outstanding	$(0.37)	$(0.22)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' (deficit) capital, January 1, 2010	$(364,706)	$1,568,646	$1,203,940

Net loss	(6,523)	(319,623)	(326,146)

Partners' (deficit) capital, March 31, 2010	$(371,229)	$1,249,023	$877,794

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net (loss)	$(326,146)	$(193,059)

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	237,880	253,392

Changes in assets and liabilities:
Increase in receivables and other assets, net	(217,640)	(96,852)
Increase in accounts payable and accrued expenses	348,781	134,521
Decrease in hotel trade payables	(123,316)	(150,091)

Net cash used in operating activities	(80,441)	(52,089)

Cash flows from investing activities:
Additions to property and equipment	(16,596)	(53,898)
Net withdrawals from working capital reserve	293,559	381,426

Net cash provided by investing activities	276,963	327,528

Cash flows from financing activities:
Payment of principal on mortgages payable	(33,654)	(30,603)

Net cash used in financing activities	(33,654)	(30,603)

Net increase in hotel operating cash and cash and cash equivalents	162,868	244,836

Hotel operating cash and cash and cash equivalents, beginning of period	110,395	156,805

Hotel operating cash and cash and cash equivalents, end of period	$273,263	$401,641

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$183,111	$186,163

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the General Partner), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the Partnership) as of March 31, 2010, and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009.  The results of operations for the interim period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2009.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

3.           WORKING CAPITAL RESERVE

The working capital reserve of $1,355,885 and $1,649,444 as of March 31, 2010 and December 31, 2009, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of existing debt.

4.           CAPITAL IMPROVEMENTS

In 2009 and 2008, the Partnership contributed $105,000 and $83,640, respectively, to the Clearwater hotel for capital improvements.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

5.           MORTGAGES PAYABLE - Continued

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

5.           MORTGAGES PAYABLE - Continued

The loan with Remediation Capital bears interest at the rate of 14% per annum and originally matured on May 5, 2010.  The Partnership negotiated a short term note extension with the current lender.  The note matures on September 5, 2010 with an option to extend an additional two months, making the new maturity date November 5, 2010. On May 21, 2010, the Partnership paid a non-refundable extension fee of $29,000, one percent of the outstanding principal balance.  If the Partnership exercises the option to extend the maturity date to November 5, 2010 an additional non-refundable extension fee of $29,000, one percent of the outstanding principle balance is due.  It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.  The Partnership continues to work diligently to secure financing on the $2,900,000 note of which $500,000 is held in escrow.

In the event that the Partnership is unable to obtain refinancing or extend the current agreement, the loan becomes due November 5, 2010, the lender may exercise its right to foreclose on the Days Inn University hotel.  These factors raise substantial doubt about the Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership made installments of principal and interest aggregating $216,766 and $216,766 for the three month periods ended March 31, 2010 and 2009, respectively.  The Partnership's balance on the loan was $7,182,818 and $7,216,472 as of March 31, 2010 and December 31, 2009, respectively.

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

6.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in 2009 or the first quarter of 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

7.           COMMITMENTS

a.           Hotel Management Agreements

The hotels had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.  The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns. The agreements provide for a base management fee of 3.5% of gross revenues from operations for the University hotel, Plymouth hotel, Rosewater hotel and Clearwater hotel and 4.5% for the Scottsdale hotel. As of February 1, 2010 management of the hotels was assigned to Capitol Hotel Group, Inc. (CHG).  The management fees have remained unchanged.  CHG was formed in 1986 to address the needs, interest and financial objectives of hotel operations from an owner’s perspective.  CHG has been both an asset manager and a hotel operator of diverse properties in widely varied markets with many major hotel brands and a number of well-known independent destination resorts.

b.           Lease Agreements

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership has negotiated and executed a third short term extension through December 31, 2011 until the ground lessor decides to re-develop the property. As of February 1, 2009, annual lease payments are equal to the greater of $480,000 or 22% of total room revenue and 2.5% of food and beverage revenue.  Minimum lease payments of $40,000 are payable monthly with a quarterly analysis of the actual amount due.  For the three month periods ended March 31, 2010 and 2009, lease payments were $185,581 and $198,971, respectively.

c.           License Agreements

The five License Agreements pursuant to which the hotels are operated as Days Inns were assigned from the current licensee (and former management agent), Buckhead to the Partnership as Licensee. The business terms remained identical.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

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

On June 22, 2009, the Partnership executed a ten year lease with the Tea House Restaurant to replace the Vicorp lease.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commences on the first to occur of (i) 180 days subsequent to the possession date which occurred on June 22, 2009 or (ii) the opening of the premises for business to the general public.  The Tea House opened for business on April 19, 2010.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expires on September 30, 2010.  The lease provides one option to extend the lease for an additional period of five years.  Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2010 and 2009, respectively.

9.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership.  For the three month periods ended March 31, 2010 and 2009, the Partnership paid $54,076 and $39,717, respectively.  Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2010 and 2009.

C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels.  The Chairman and President of C.R.I., Inc., are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

9.           RELATED PARTY TRANSACTIONS - Continued

As of February 1, 2010 management of the hotels was assigned to CHG.  The management fees have remained unchanged.  CHG was formed in 1986 to address the needs, interest and financial objectives of hotel operations from an owner’s perspective.  CHG has been both an asset manager and a hotel operator of diverse properties in widely varied markets with many major hotel brands and a number of well-known independent destination resorts.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010 and 2009

(Unaudited)

11.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains sixteen cash accounts.  As of March 31, 2010, the uninsured portion of the cash balance was $1,112,284.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	03/31/10	03/31/10	03/31/10

Bank of America, N.A.	7	$ 243,306	$250,000	$ 0

SunTrust Bank	2	$1,362,284	$250,000	$1,112,284

Wells Fargo	5	$ 11,659	$250,000	$ 0

# # #

-12

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

Travel and the Economy

The hotel industry is continuing to feel the effects of a sagging economy with decreased demand and average rates, which had a negative impact at four of the five hotels owned by the Partnership.  The Partnership’s ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels.  The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership’s operations, liquidity, or capital resources.

Distributions

The Partnership did not make a distribution in 2009 or the first quarter of 2010.

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

For the three month period ended March 31, 2010, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that future cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, accounts payable and accrued expenses and hotel trade payables. Accounts payable and accrued expenses increased from December 31, 2009 largely due to the accrual of real estate tax payments and sales, and occupancy use tax payments which are only made on a periodic basis and the increased accrual of payroll costs due to the timing of payroll. Hotel trade payables decreased primarily due to lower occupancy compared to fourth quarter 2009.

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership has negotiated and executed a third short term extension through December 31, 2011 until the ground lessor decides to re-develop the property.  There is no assurance that the lease will be renewed.  Operating income for the Scottsdale hotel was $693,904 for the three month period ended March 31, 2010.

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

The loan with Remediation Capital bears interest at the rate of 14% per annum and originally matured on May 5, 2010. The Partnership negotiated a short term note extension with the current lender.  The note matures on September 5, 2010 with an option to extend an additional two months, making the new maturity date November 5, 2010. On May 21, 2010, the Partnership paid a non-refundable extension fee of $29,000, one percent of the outstanding principal balance.  If the Partnership exercises the option to extend the maturity date to November 5, 2010 an additional non-refundable extension fee of $29,000, one percent of the outstanding principle balance is due.  It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.  The Partnership continues to work diligently to secure financing on the $2,900,000 note of which $500,000 is held in escrow.

Part I.              FINANCIAL INFORMATION
Item 2.              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued

In the event that the Partnership is unable to obtain refinancing or extend the current agreement, the loan becomes due November 5, 2010, the lender may exercise its right to foreclose on the Days Inn University hotel. These factors raise substantial doubt about the Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership made installments of principal and interest aggregating $216,766 and $216,766 for the three month periods ended March 31, 2010 and 2009, respectively.  The Partnership's balance on the loan was $7,182,818 and $7,216,472 as of March 31, 2010 and December 31, 2009, respectively.

Working Capital Reserve

The working capital reserve of $1,355,885 and $1,649,444 as of March 31, 2010 and December 31, 2009, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of existing debt.

Results of Operations - Partnership

The Partnership’s net loss for the three month period ended March 31, 2010 increased compared to March 31, 2009 primarily due to reduced room revenue despite higher occupancy due to an average 12 percent reduction in room rates.  In addition, professional fees increased due to higher audit fees.  The lower room revenue and higher professional fees were partially offset by across the board reduced departmental expenses and a reduction in most categories of operating expenses.

The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate.  The General Partner continues to work closely with the hotels’ manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three month periods ended March 31, 2010 and 2009, follows.

Part I.              FINANCIAL INFORMATION
Item 2.              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued

Results of Operations -- Hotels

Operating statistics

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2010 and 2009, follow.

	Gross Operating Income
	for the three months ended
	March 31,
Hotel Location	2010	2009

Clearwater, FL	$212,378	$249,475
Minneapolis, MN	383,047	404,241
Plymouth, MN	97,020	107,989
Roseville, MN	130,365	121,427
Scottsdale, AZ	693,904	746,866

Total	$1,516,714	$1,629,998

Part I.              FINANCIAL INFORMATION
Item 2.                   Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

	Operating Income (Loss)
	for the three months ended
	March 31,
Hotel Location	2010	2009

Clearwater, FL	$47,427	$60,095
Minneapolis, MN	161,026	177,857
Plymouth, MN	(34,976)	(24,391)
Roseville, MN	(4,265)	(14,341)
Scottsdale, AZ	217,535	217,210
Depreciation and net partnership
operating expenses	(529,782)	(423,326)

Total	$(143,035)	$(6,896)

	Average Occupancy
	for the three months ended
	March 31,
Hotel Location	2010	2009

Clearwater, FL	59%	55%
Minneapolis, MN	65%	63%
Plymouth, MN	43%	42%
Roseville, MN	48%	42%
Scottsdale, AZ	70%	66%

Clearwater, Florida:  Gross operating income and operating income for the three month period ended March 31, 2010, decreased from 2009 primarily due to an average reduction of over 20 percent in the average room rate charged, which was largely, but not totally, offset by increased occupancy and reduced departmental and operating expenses. Occupancy increased 7.5 percent but was offset by a large drop in average rate due to nationwide discounts.

Minneapolis, Minnesota:  Gross operating income and operating income for the three month period ended March 31, 2010, decreased from 2009 primarily due to a lower average room rate, charged, which was largely, but not totally, offset by a small increase in occupancy and a reduction in departmental and operating expenses, However, a property tax increase reduced the amount of departmental and operational costs savings realized by the hotel. Occupancy was flat to last year.

Plymouth, Minnesota:  Gross operating income decreased and an operating loss was recognized for the three month period ended March 31, 2010, compared to 2009 primarily due to a lower average room rate charged which was only partially offset by a small increase in occupancy.  Departmental and operational expenses were fairly stable between quarters. Occupancy increased but was offset by a large drop in average rate due to nationwide discounts.

Part I.              FINANCIAL INFORMATION
Item 2.              Management's Discussion and Analysis
  of Financial Condition and Results of Operations - Continued

Roseville, Minnesota: Gross operating income increased and an operating loss was recognized for the three month period ended March 31, 2010, compared to 2009 primarily due to a higher occupancy that was recognized that can be partially attributable to the lower average room rates charged.  Departmental and operational expense was fairly stable between quarters. Occupancy increased due to franchise generated rooms.

Scottsdale, Arizona:  Gross operating income for the three month period ended March 31, 2010, decreased from 2009 primarily due to a lower average room rate charged which was partially offset by an increase in occupancy.  The reduction is income was almost entirely offset by reduced operating costs, a reduction in property taxes and reduced land lease payments. Occupancy increased 4.5 percent but was offset by a large drop in average rate due to nationwide discounts.

Part I.              FINANCIAL INFORMATION
Item 4.	Controls and Procedures

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2010, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, there have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Part II.             OTHER INFORMATION
Item 5.              Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2010, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2010.

b.
There is no established market for the purchase and sale of BACs, although various informal secondary market services may exist.  Due to the limited markets, investors may be unable to sell or otherwise dispose of their BACs.

c.
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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P.
General Partner

by: C.R.I., Inc.
Managing General Partner

June 9, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer