Form 10-K/A
period 2009-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2010-09-14
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2 to Form 10-K

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
Yes           ☐           No           ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes           ☐           No           ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           ☑           No           ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer          ☐                       Accelerated filer      ☐       Non-accelerated filer        ☐ Smaller reporting company      ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

CRI Hotel Income Partners, L.P. (the “Partnership”) filed its annual report on Form 10-K (the “Form 10-K”) with the Securities and Exchange Commission (the “Commission”) on March 31, 2010. The Partnership filed an amendment No. 1 to its annual report on Form10-K/A on April 9, 2010 to add the signature page of the Independent Registered Public Accounting Firm which had been omitted in the Form 10-K.  This Amendment No. 2 to Form 10-K (this “Amendment”) is being filed in response to a comment letter received from the Securities and Exchange Commission dated July 26, 2010 requesting changes and corrections to certain portions of the Form 10-K, as previously amended, as listed below:

•	Amendment and addition to Part II, Item 9A Controls and Procedures
•	Corrected Exhibits 31.1 and 31.2

The purpose of this Annual Report on Form 10-K/A is to: (1) amend, Item 9A, the Controls and Procedures section in the Form 10-K; and (2) amend and file new Section 302 certifications of the principal executive officer and the principal financial officer so that the introductory portion of bullet point 4 includes the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting, as well as paragraph 4(b).

Unless otherwise expressly set forth herein, this Amendment does not modify or update the disclosure in, or exhibits to, the Form 10-K, as previously amended, or reflect events occurring after the filing of the Form 10-K, as previously amended.

CRI HOTEL INCOME PARTNERS, L.P.

Amendment to Annual Report – Form 10-K/A Filing

Table of Contents

		Page

	PART II

Item 9.	Controls and Procedures	4

	PART IV

Item 15.	Exhibits and Financial Statements	5

SIGNATURES		5

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures were not effective at a reasonable assurance level as it was noted that our Annual Report omitted Management’s Annual Report on Internal Control over Financial Reporting and certain introductory language in paragraph 4 of our certifications pursuant to Section 302 of the Sarbanes Oxley Act referring to internal control over financial reporting. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to these omissions and expect to implement changes in the near term.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There have been no changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

PART IV

Item 15.                      EXHIBITS AND FINANCIAL STATEMENTS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P
its General Partner

by: C.R.I., Inc.
Managing General Partner

September 14, 2010	by: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 14, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer