Form 10-Q
period 2010-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2010-10-20
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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
Yes ☐                                No ☒

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- June 30, 2010 and December 31, 2009	1
	Statements of Operations
	- for the three and six months ended June 30, 2010 and 2009	2
	Statement of Changes in Partners’ (Deficit) Capital
	- for the six months ended June 30, 2010 and 2009	3
	Statements of Cash Flows
	- for the six months ended June 30, 2010 and 2009	4
	Notes to Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 4.	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signature		22

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Property and equipment - at cost:
Land	$1,574,490	$1,574,490
Buildings and site improvements	14,395,423	14,395,423
Furniture, fixtures and equipment	4,421,427	4,382,160
Leasehold improvements	1,431,234	1,431,234

	21,822,574	21,783,307
Less: accumulated depreciation and amortization	(15,728,836)	(15,361,284)

	6,093,738	6,422,023

Hotel operating cash	361,559	110,395
Working capital reserve	1,149,281	1,649,444
Receivables and other assets, net of allowance for doubtful accounts
of $33,023 and $29,458,respectively	532,999	467,722
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $790,949 and $774,719, respectively	229,154	245,384
Property purchase costs,
net of accumulated amortization of $143,918 and $141,099, respectively	38,349	41,168
Loan refinancing costs,
net of accumulated amortization of $154,924 and $77,949, respectively	76,228	124,203

Total assets	$8,481,308	$9,060,339

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$570,508	$369,925
Hotel trade payables	151,528	270,002
Mortgages payable	7,150,371	7,216,472

Total liabilities	7,872,407	7,856,399

Partners' (deficit) capital:
General Partner	(376,607)	(364,706)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	985,508	1,568,646

Total partners' capital	608,901	1,203,940

Total liabilities and partners' capital	$8,481,308	$9,060,339

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Rooms	$1,910,511	$1,833,272	$3,979,652	$4,036,315
Rental and other	46,089	41,644	96,012	90,127
Telephone	5,157	4,944	11,566	11,478
Food and beverage	15,212	5,467	20,353	11,277

	1,976,969	1,885,327	4,107,583	4,149,197

Departmental expenses:
Rooms	(604,766)	(598,159)	(1,190,598)	(1,201,341)
Telephone	(14,497)	(14,032)	(28,677)	(29,329)
Rental and other	(10,226)	(11,456)	(20,411)	(22,567)
Food and beverage	(13,622)	(5,258)	(17,325)	(9,540)

	(643,111)	(628,905)	(1,257,011)	(1,262,777)

Gross operating income	1,333,858	1,256,422	2,850,572	2,886,420

Unallocated operating income (expenses):
Interest and other income	20,502	9,105	29,321	20,450
General and administrative	(291,861)	(314,850)	(623,010)	(639,640)
Depreciation and amortization	(225,696)	(248,326)	(463,576)	(501,718)
Marketing	(181,717)	(184,331)	(353,802)	(375,117)
Energy	(143,189)	(156,305)	(310,281)	(342,521)
Building lease	(108,010)	(105,270)	(293,591)	(304,241)
Property operations and maintenance	(149,574)	(153,301)	(295,424)	(310,339)
Property taxes	(159,266)	(151,976)	(297,428)	(284,753)
Management fees	(74,473)	(71,043)	(157,729)	(159,565)
Professional fees	(48,063)	(19,025)	(232,138)	(111,335)
Base asset management fee	(23,438)	(23,438)	(46,875)	(46,875)

	(1,384,785)	(1,418,760)	(3,044,533)	(3,055,654)

Operating loss	(50,927)	(162,338)	(193,961)	(169,234)

Interest expense	(217,965)	(186,727)	(401,078)	(372,890)

Net loss	$(268,892)	$(349,065)	$(595,039)	$(542,124)

Net loss allocated to
General Partner (2%)	$(5,378)	$(6,981)	$(11,901)	$(10,842)

Net loss allocated to
BAC Holders (98%)	$(263,514)	$(342,084)	$(583,138)	$(531,282)

Net loss per BAC, based
on 868,662 BACs outstanding	$(.30)	$(.39)	$(.67)	$(.61)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' (deficit) capital, January 1, 2010	$(364,706)	$1,568,646	$1,203,940

Net loss	(11,901)	(583,138)	(595,039)

Partners' (deficit) capital, June 30, 2010	$(376,607)	$985,508	$608,901

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(595,039)	$(542,124)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	463,576	501,718

Changes in assets and liabilities:
Decrease in working capital reserve	460,896	460,523
(Increase) decrease in receivables and other assets, net	(65,277)	86,155
Increase (decrease) in accounts payable and accrued expenses	200,583	(64,165)
Decrease in hotel trade payables	(118,474)	(40,309)

Net cash provided by operating activities	477,728	442,204

Cash flows from investing activities:
Additions to property and equipment	(39,267)	(113,299)
Change in working capital reserve	39,267	113,299

Net cash used in investing activities	--	--

Cash flows from financing activities:
Payment of principal on mortgage payable	(66,101)	(61,770)
Loan refinancing cost	(29,000)	(14,500)

Net cash used in financing activities	(95,101)	(76,270)

Net increase in hotel operating cash and cash and cash equivalents	251,164	325,528

Hotel operating cash and cash and cash equivalents, beginning of period	110,395	156,805

Hotel operating cash and cash and cash equivalents, end of period	$361,559	$482,333

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$340,364	$372,890

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the “Partnership”) as of June 30, 2010, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and 2009.  The results of operations for the interim period ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

3.           WORKING CAPITAL RESERVE

The working capital reserve of $1,149,281 and $1,649,444 as of June 30, 2010 and December 31, 2009, respectively, represents cash and cash equivalents reserved for working capital for the Partnership.  The working capital reserve is available to support the operations of the Partnership and its hotel properties, including capital improvements of the hotel properties, as well as operating and financing obligations of the Partnership.  During the six month period ending June 30, 2010, $500,163 of working capital reserves were used to meet operating and financing obligations of the Partnership.

4.           CAPITAL IMPROVEMENTS

In 2009, the Partnership contributed $105,000 to the Clearwater hotel for capital improvements and operating expenses.

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

The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

5.           MORTGAGES PAYABLE - Continued

Plymouth                               $887,269
Roseville                                $2,083,122
Clearwater                              $887,269

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  In March 2009, NOVA submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. In December 2009, after reviewing NOVA’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings. The objective of this additional investigation and continued groundwater monitoring was to further evaluate the soils and groundwater at the Site for the presence of impacts associated with both on-site and off-site environmental conditions. It was also the objective of the additional investigation to show that the concentrations detected in the groundwater samples collected from the monitoring wells are a result of the former Kempf Paper facility located to the northeast of the site at an up-gradient location.  In addition a vapor intrusion assessment was also completed at the site.  The investigation was conducted from April through June 2010 and in accordance with the Work Plan reviewed and approved by the MPCA. NOVA completed the scope of work and submitted a Supplemental Investigation and Groundwater Monitoring Report to the MPCA on June 28, 2010.  Based on all of the results, NOVA in their professional opinion requested that the MPCA issue an Off-site Source Determination letter and No Further Action letter for the site.  We are awaiting a reply from MCPA.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

5.           MORTGAGES PAYABLE - Continued

The loan with Remediation Capital bears interest at the rate of 14% per annum and originally matured on May 5, 2010.  The Partnership negotiated a short term note extension with the current lender. On May 21, 2010, the Partnership paid a non-refundable extension fee of $29,000, one percent of the outstanding principal balance to extend the maturity date to September 5, 2010. The note matured on September 5, 2010 with an option to extend an additional two months, making the new maturity date November 5, 2010. The Partnership exercised the option to extend the maturity date to November 5, 2010 and paid an additional non-refundable extension fee of $29,000. The lender is currently processing the request. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.  The Partnership continues to work diligently to secure financing on the Remediation Capital loan.

In the event that the Partnership is unable to obtain refinancing or extend the current agreement further, the loan with the extension becomes due November 5, 2010, and the lender may exercise its right to foreclose on the Days Inn University hotel.  These factors raise substantial doubt about the Partnership's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Partnership made installments of principal and interest aggregating $467,179 and $434,660 for the six month periods ended June 30, 2010 and 2009, respectively.  The Partnership's balance on the loan was $7,150,371 and $7,216,472 as of June 30, 2010 and December 31, 2009, respectively.

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

6.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in 2009 or the first and second quarters of 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

b.           Lease Agreements

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership has negotiated and executed a third short term extension through December 31, 2011 until the ground lessor decides to re-develop the property. As of February 1, 2009, annual lease payments are equal to the greater of $480,000 or 22% of total room revenue and 2.5% of food and beverage revenue.  Minimum lease payments of $40,000 are payable monthly with a quarterly analysis of the actual amount due.  For the three month periods ended June 30, 2010 and 2009, lease payments were $108,010 and $105,270, respectively. For the six month periods ended June 30, 2010 and 2009, lease payments were $293,591 and $304,241, respectively.

c.           License Agreements

The five License Agreements pursuant to which the hotels are operated as Days Inns were assigned from the current licensee (and former management agent), Buckhead to the Partnership as Licensee. The business terms remained identical.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

8.           GROUND LEASE AGREEMENTS

The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property. As of March 2008, Vicorp failed to pay the monthly rent due.  On April 3, 2008, Vicorp declared bankruptcy.  It rejected the lease as an executory contract as of that date. The Partnership has filed a proof of claim for its permitted damages in Vicorp’s bankruptcy case.

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant, to replace the Vicorp lease.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public. Gross base rental income pursuant to the lease agreement with Tea House, which is included in interest and other income in the accompanying statements of operations, was $16,783 and $0 for each of the three month periods ended June 30, 2010 and 2009, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its sole option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2010 and 2009, respectively.

9.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership.  The Partnership paid $45,858 and $99,934 for the three and six month periods ended June 30, 2010, respectively and $59,334 and $99,051 for the three and six month periods ended June 30, 2009, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 and $46,875 for each of the three and six month periods ended June 30, 2010 and 2009.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010 and 2009

(Unaudited)

11.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains thirteen cash accounts.  As of June 30, 2010, the uninsured portion of the cash balance was $899,281.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	06/30/10	06/30/10	06/30/10

Bank of America, N.A.	7	$331,655	$331,655	$0

SunTrust Bank	2	$1,149,281	$250,000	$899,281

Wells Fargo	3	$11,517	$11,517	$0

Eagle Bank	1	$0	$0	$0

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

National Economic Condition

The economic recession and the slow pace of recovery continue to influence consumers’ confidence and discretionary spending. We believe the weak demand, increased competition and volatility of the economy have had a significant negative impact on the hotel industry, and, as a result, our operating performance during 2010 and 2009. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic recession will continue to negatively affect our operating results in the future; however, we are uncertain as to the duration and magnitude of the recession’s impact.

Financial Condition/Liquidity

The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels.

For the six month period ended June 30, 2010, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating and financing obligations of the Partnership for the foreseeable future.  Existing cash resources of the Partnership are comprised of hotel operating cash and working capital reserves. At June 30, 2010 the Partnership held $361,559 and $1,149,281 in hotel operating cash and working capital reserves respectively.  During the six months ending June 30, 2010, Hotel Operating Cash increased by $251,164 while cash held in the working capital reserve decreased by $500,163.

Accounts payable and accrued expenses increased during the six months ending June 30, 2010 largely due to the accrual of interest payments, which are now made monthly, in arrears, real estate tax payments and sales, and occupancy use tax payments which are only made on a periodic basis and the increased accrual of payroll costs due to the timing of payroll. Hotel trade payables decreased primarily due to lower occupancy compared to fourth quarter 2009.

Part I.        FINANCIAL INFORMATION
Item 2.       Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

Lease Agreement

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008. The Partnership has negotiated and executed a third short term extension through December 31, 2011 until the ground lessor decides to re-develop the property.  There is no assurance that the lease will be renewed. Operating income for the Scottsdale hotel was $213,095 for the six month period ended June 30, 2010.

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

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  In March 2009, NOVA submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. In December 2009, after reviewing NOVA’s report the MPCA requested additional investigations to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings. The objective of these additional investigations and continued groundwater monitoring was to further evaluate the soils and groundwater at the site for the presence of impacts associated with both on-site and off-site environmental conditions. It was also the objective of the additional investigations to show that the concentrations detected in the groundwater samples collected from the monitoring wells are a result of the former Kempf Paper facility located to the northeast of the site at an up-gradient location.  In addition, a vapor intrusion assessment was also completed at the site.  The investigation was conducted from April through June 2010 and in accordance with the Work Plan reviewed and approved by the MPCA. NOVA completed the scope of work and submitted a Supplemental Investigation and Groundwater Monitoring Report to the MPCA on June 28, 2010.  Based on all of the results, NOVA in their professional opinion requested that the MPCA issue an Off-Site Source Determination letter and No Further Action letter for the site.  We are awaiting a reply from MCPA.

Part I.        FINANCIAL INFORMATION
Item 2.       Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

The loan with Remediation Capital bears interest at the rate of 14% per annum and originally matured on May 5, 2010. The Partnership negotiated a short term note extension with the current lender. On May 21, 2010, the Partnership paid a non-refundable extension fee of $29,000, one percent of the outstanding principal balance to extend the maturity date to September 5, 2010.  The note matured on September 5, 2010 with an option to extend an additional two months, making the new maturity date November 5, 2010. The Partnership exercised the option to extend the maturity date to November 5, 2010 and paid an additional non-refundable extension fee of $29,000. The lender is currently processing the request. It is contemplated that this loan will be refinanced after the environmental issues at the University hotel have been resolved.  The Partnership continues to work diligently to secure financing on the Remediation Capital loan.

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

The Partnership made installments of principal and interest aggregating $467,179 and $434,660 for the six month periods ended June 30, 2010 and 2009, respectively.  The Partnership's balance on the loan was $7,150,371 and $7,216,472 as of June 30, 2010 and December 31, 2009, respectively.

Results of Operations - Partnership

During the first six months of 2010 the Partnership recorded a net loss of $595,039, compared to a net loss of $542,124, during the first six months of 2009.  The increase in net loss was primarily due to reduced room revenue despite higher occupancy due to a nine percent reduction in overall room rates.  In addition, professional fees increased due to higher audit fees.  The lower room revenue and higher professional fees were partially offset by reduced departmental expenses and a reduction in most categories of operating expenses.

The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate.  The General Partner continues to work closely with the hotels’ manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three and six month periods ended June 30, 2010 and 2009, follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three month periods ended June 30, 2010 and 2009, follow.

	Gross Operating Income		Gross Operating Income
	for the three month periods		for the six month periods
	ended June 30,		ended June 30,
Hotel Location	2010	2009	2010	2009

Clearwater, FL	$84,264	$105,992	$296,642	$355,467
Minneapolis, MN	497,877	465,720	880,924	869,961
Plymouth, MN	159,875	141,503	256,895	249,492
Roseville, MN	230,902	206,380	361,267	327,807
Scottsdale, AZ	360,940	336,827	1,054,844	1,083,693

Total	$1,333,858	$1,256,422	$2,850,572	$2,886,420

Part I.        FINANCIAL INFORMATION
Item 2.       Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

	Operating (Loss) Income		Operating (Loss) Income
	for the three month periods		for the six month periods
	ended June 30		ended June 30,
Hotel Location	2010	2009	2010	2009

Clearwater, Fl	$(75,729)	$(64,916)	$(28,302)	$(4,821)
Minneapolis, MN	266,598	246,087	427,624	423,944
Plymouth, MN	26,548	20,091	(8,428)	(4,300)
Roseville, MN	83,324	69,494	71,559	47,653
Scottsdale, AZ	(4,440)	(66,944)	213,095	150,266
Depreciation and partnership
operating expenses	$(347,228)	(366,150)	(869,509)	(781,976)

	$(50,927)	$(162,338)	$(193.961)	$(169,234)

	Average Occupancy		Average Occupancy
	for the three month periods		for the six month periods
	ended June 30,		ended June 30,
Hotel Location	2010	2009	2010	2009

Clearwater, Fl	36%	38%	48%	47%
Minneapolis, MN	79%	69%	72%	66%
Plymouth, MN	61%	52%	52%	47%
Roseville, MN	65%	54%	56%	48%
Scottsdale, AZ	62%	61%	66%	63%

Three Month Periods Ended June 30, 2010

Clearwater, Florida:  Gross operating income and operating (loss) for the three month period ended June 30, 2010 decreased from 2009 primarily due to lower occupancy and lower room rates, which was partially offset by reduced departmental and operating expenses.

Minneapolis, Minnesota:  Gross operating income and operating income for the three month period ended June 30, 2010 increased from 2009 primarily due to an increase in occupancy however a lower average room rate partially offset the gain.  Operating expenses remained constant, however, a property tax increase reduced the amount of income realized by the hotel.

Plymouth, Minnesota:  Gross operating income and operating income for the three month period ended June 30, 2010 increased compared to 2009 primarily due to higher room occupancy that can be partially attributable to lower average room rates charged. Departmental and operational expenses were slightly higher due to increased occupancy.

Roseville, Minnesota: Gross operating income and operating income for the three month period ended June 30, 2010 increased compared to 2009 primarily due to higher room occupancy that can be partially attributable to the lower average room rates charged.  Departmental and operational expense were slightly higher due to increased occupancy.

Scottsdale, Arizona:  Gross operating income for the three month period ended June 30, 2010 increased from 2009 primarily due to a slightly higher average room rate charged, a small increase in occupancy, and higher food and beverage sales.  The increase in income was also benefitted by reduced operating costs and a reduction in property taxes.

Part I.        FINANCIAL INFORMATION
Item 2.       Management's Discussion and Analysis
          of Financial Condition and Results of Operations - Continued

Six Month Periods Ended June 30, 2010

Clearwater, Florida:  Gross operating income decreased and the operating loss increased for the six month period ended June 30, 2010 compared to 2009 despite an increase in occupancy, which was more than offset by increased departmental and operating expenses. The Florida market continues to lose occupancy due to the economy and effects of the oil spill in the Gulf of Mexico.

Minneapolis, Minnesota:  Gross operating income and operating income for the six month period ended June 30, 2010 increased compared to 2009 primarily due to  an increase in occupancy however, a lower average room rate partially offset the gain. Operating expenses remained constant despite a reduction in heat, light and power costs which was offset by a property tax increase.

Plymouth, Minnesota:  Gross operating income increased, however, operating loss also increased for the six month period ended June 30, 2010 compared to 2009 primarily due to higher occupancy, which was more than offset by higher maintenance costs and an increase in property taxes.

Roseville, Minnesota:  Gross operating income and operating income for the six month period ended June 30, 2010 increased from 2009 primarily due to higher occupancy, which was partially attributable to lower average room rates.  Operating expenses grew slightly, largely as a result of repair and maintenance costs and increased property taxes.

Scottsdale, Arizona:  Gross operating income decreased, however, operating income increased for the six month period ended June 30, 2010 compared to 2009.  Gross operating income decreased as a result of lower average room rates, despite an increase in occupancy and an increase in food and beverage sales.  Operating expenses were lower in all categories except insurance, which was up marginally, which more than made up for the lower gross operating income.

Part I.                            FINANCIAL INFORMATION
Item 4.	Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at a reasonable assurance level as it was noted that our Annual Report omitted Management’s Annual Report on Internal Control over Financial Reporting and certain introductory language in paragraph 4 of our certifications pursuant to Section 302 of the Sarbanes Oxley Act referring to internal control over financial reporting. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to these omissions and expect to implement changes in the near term.

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

Part II.                      OTHER INFORMATION
Item 5.                       Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2010.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P.
General Partner

by: C.R.I., Inc.
Managing General Partner

October 20, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer