Form 10-Q
period 2010-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2010-12-21
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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
Yes ☐                                No ☒

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- September 30, 2010 and December 31, 2009	2
	Statements of Operations
	- for the three and nine months ended September 30, 2010 and 2009	3
	Statement of Changes in Partners’ (Deficit) Capital
	- for the nine months ended September 30, 2010 and 2009	4
	Statements of Cash Flows
	- for the nine months ended September 30, 2010 and 2009	5
	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 4.	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signature		20

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Property and equipment - at cost:
Land	$1,574,490	$1,574,490
Buildings and site improvements	14,395,423	14,395,423
Furniture, fixtures and equipment	4,531,553	4,382,160
Leasehold improvements	1,431,234	1,431,234

	21,932,700	21,783,307
Less: accumulated depreciation and amortization	(15,910,004)	(15,361,284)

	6,022,696	6,422,023

Hotel operating cash	214,383	110,395
Working capital reserve	1,343,151	1,649,444
Receivables and other assets, net of allowance for doubtful accounts
of $34,566 and $29,458,respectively	557,525	467,722
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $799,065 and $774,719, respectively	221,038	245,384
Property purchase costs,
net of accumulated amortization of $145,327 and $141,099, respectively	36,940	41,168
Loan refinancing costs,
net of accumulated amortization of $145,131 and $77,949, respectively	115,022	124,203

Total assets	$8,510,755	$9,060,339

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$591,598	$369,925
Hotel trade payables	243,735	270,002
Mortgages payable	7,122,743	7,216,472

Total liabilities	7,958,076	7,856,399

Partners' (deficit) capital:
General Partner	(377,731)	(364,706)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	930,410	1,568,646

Total partners' capital	552,679	1,203,940

Total liabilities and partners' capital	$8,510,755	$9,060,339

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue:
Rooms	$1,997,883	$1,977,044	$5,977,535	$6,013,359
Rental and other	50,666	54,668	146,678	144,795
Telephone	5,097	7,139	16,663	18,617
Food and beverage	3,868	3,560	24,221	14,837

	2,057,514	2,042,411	6,165,097	6,191,608

Departmental expenses:
Rooms	(649,070)	(636,770)	(1,839,668)	(1,838,111)
Telephone	(14,327)	(16,103)	(43,004)	(45,432)
Rental and other	(8,924)	(12,008)	(29,335)	(34,575)
Food and beverage	(3,631)	(4,342)	(20,956)	(13,882)

	(675,952)	(669,223)	(1,932,963)	(1,932,000)

Gross operating income	1,381,562	1,373,188	4,232,134	4,259,608

Unallocated operating income (expenses):
Interest and other income	91,421	7,867	120,742	28,317
General and administrative	(296,254)	(301,150)	(919,265)	(940,790)
Depreciation and amortization	(180,899)	(226,840)	(644,475)	(728,558)
Marketing	(191,908)	(189,092)	(545,710)	(564,209)
Energy	(179,891)	(170,835)	(490,172)	(513,356)
Building lease	(88,615)	(97,777)	(382,206)	(402,018)
Property operations and maintenance	(171,326)	(161,103)	(466,750)	(471,442)
Property taxes	(138,162)	(132,777)	(435,590)	(417,530)
Management fees	(76,357)	(76,242)	(234,086)	(235,807)
Professional fees	(17,841)	(66,050)	(249,979)	(177,385)
Base asset management fee	(23,438)	(23,438)	(70,313)	(70,313)

	(1,273,270)	(1,437,437)	(4,317,804)	(4,493,091)

Operating income (loss)	108,292	(64,249)	(85,670)	(233,483)

Interest expense	(191,393)	(188,254)	(565,591)	(561,144)

Net loss	$(83,101)	$(252,503)	$(651,261)	$(794,627)

Net loss allocated to
General Partner (2%)	$(1,662)	$(5,050)	$(13,025)	$(15,893)

Net loss allocated to
BAC Holders (98%)	$(81,439)	$(247,453)	$(638,236)	$(778,734)

Net loss per BAC, based
on 868,662 BACs outstanding	$(.09)	$(.28)	$(.73)	$(.90)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' (deficit) capital, January 1, 2010	$(364,706)	$1,568,646	$1,203,940

Net loss	(13,025)	(638,236)	(651,261)

Partners' (deficit) capital, September 30, 2010	$(377,731)	$930,410	$552,679

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(651,261)	$(794,627)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	644,475	728,559

Changes in assets and liabilities:
Decrease in working capital reserve	156,900	388,281
(Increase) decrease in receivables and other assets, net	(89,803)	16,007
Increase in accounts payable and accrued expenses	221,673	66,366
Decrease in hotel trade payables	(26,267)	(24,112)

Net cash provided by operating activities	262,503	446,542

Cash flows from investing activities:
Additions to property and equipment	(149,393)	(153,921)
Change in working capital reserve	149,393	153,921

Net cash used in investing activities	--	--

Cash flows from financing activities:
Payment of principal on mortgage payable	(93,729)	(92,537)
Loan refinancing cost	(58,000)	(14,500)

Net cash used in financing activities	(151,729)	(107,037)

Net increase in hotel operating cash and cash and cash equivalents	103,988	273,437

Hotel operating cash and cash and cash equivalents, beginning of period	110,395	156,805

Hotel operating cash and cash and cash equivalents, end of period	$214,383	$430,242

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$565,591	$561,144

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L.P. (the “Partnership”) as of September 30, 2010, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and 2009.  The results of operations for the interim period ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K and the amended annual report on Form 10-K/A at December 31, 2009.

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

3.           WORKING CAPITAL RESERVE

The working capital reserve of $1,343,151 and $1,649,444 as of September 30, 2010 and December 31, 2009, respectively, represents cash and cash equivalents reserved for working capital for the Partnership.  The working capital reserve is available to support the operations of the Partnership and its hotel properties, including capital improvements of the hotel properties, as well as operating and financing obligations of the Partnership.  During the nine month period ending September 30, 2010, $156,900 of working capital reserves were used to meet operating obligations and $149,393 was used to fund additions to property and equipment of the Partnership.

4.           CAPITAL IMPROVEMENTS

In 2009, the Partnership contributed $105,000 to the Clearwater hotel for capital improvements and operating expenses.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

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

On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation (“GE”) in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida.  The three loans are cross-collateralized by the three hotels.  The Partnership used the loan proceeds together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000, of which $500,000 was held by the lender pending resolution of the environmental matter further discussed below, secured by the University hotel in Minnesota, to pay off the existing debt in full.

The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

Plymouth	$887,269
Roseville	$2,083,122
Clearwater	$887,269

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue.  NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  In March 2009, NOVA submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. In December 2009, after reviewing NOVA’s report the MPCA requested additional investigations to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  The objective of these additional investigations and continued groundwater monitoring was to further evaluate the soils and groundwater at the site for the presence of impacts associated with both on-site and off-site environmental conditions.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

5.           MORTGAGES PAYABLE - Continued

It was also the objective of the additional investigations to show that the concentrations detected in the groundwater samples collected from the monitoring wells are a result of the former Kempf Paper facility located to the northeast of the site at an up-gradient location.  In addition a vapor intrusion assessment was also completed at the site.  The investigation was conducted from April through June 2010 and in accordance with the Work Plan reviewed and approved by the MPCA. NOVA completed the scope of work and submitted a Supplemental Investigation and Groundwater Monitoring Report to the MPCA on June 28, 2010.  Based on all of the results, NOVA in its professional opinion requested that the MPCA issue an Off-site Source Determination letter and No Further Action letter for the site.  We are awaiting a reply from MCPA.

The loan with Remediation Capital bears interest at the rate of 14% per annum and originally matured on May 5, 2010.  The Partnership negotiated a short term note extension with the current lender.  On May 21, 2010, the Partnership paid a non-refundable extension fee of $29,000, one percent of the outstanding principal balance to extend the maturity date to September 5, 2010.  The note matured on September 5, 2010 with an option to extend an additional two months, making the new maturity date November 5, 2010.  The Partnership exercised the option to extend the maturity date to November 5, 2010 and paid an additional non-refundable extension fee of $29,000.  On November 5, 2010, the Partnership and the lender further extended the maturity date of the note to December 31, 2010.  For the extension, the Partnership paid an extension fee of $29,000.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (“CRI Hotel of Minnesota”), was formed for the purpose of creating a single purpose entity for refinancing the University Days Inn hotel.  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P.  (the "Partnership").  The Partnership contributed the University Days Inn Hotel to CRI Hotel of Minnesota in connection with its submission of a mortgage loan application to Franklin National Bank of Minneapolis to refinance the existing mortgage loan on the University Days Inn Hotel (the “Refinancing”).  On December 17, 2010, CRI Hotel of Minnesota entered into a Loan Agreement with Franklin National Bank of Minneapolis for the purpose of refinancing the prior loan with Remediation Capital, which was paid off on December 17, 2010.  Pursuant to the Loan Agreement, Franklin National Bank of Minneapolis issued a loan to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years (the “Loan”).  The Loan is secured by the University Days Inn Hotel property.  The interest rate for the Loan is seven percent (7%) per year. Principal and interest payments are based upon a 20 year amortization schedule.  A $350,000 environmental escrow reserve account will be established, which will be released when and if the Minnesota Pollution Control Agency issues a No Further Action letter, as previously described in the Partnership's annual and quarterly filings.  The prior mortgage loan with Remediation Capital was paid off on December 17, 2010 and the $500,000 environmental escrow held by Remediation Capital was returned to the Partnership on December 17, 2010.  More information regarding the Loan will be filed in a separate Form 8-K which will also contain certain of the documents evidencing the Loan.

The Partnership made installments of principal and interest aggregating $659,320 and $653,681 for the nine month periods ended September 30, 2010 and 2009, respectively.  The Partnership's balance on the loan was $7,122,743 and $7,216,472 as of September 30, 2010 and December 31, 2009, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

5.           MORTGAGES PAYABLE - Continued

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

6.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in 2009 or in the first three quarters of 2010.

7.           COMMITMENTS

a.           Hotel Management Agreements

The hotels had been operated by Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc. (Buckhead), formerly known as Days Inns Management Company, Inc., under the nationally recognized franchise name of Days Inns.  The Partnership entered into new management contracts with Oak Hotels, Inc., which will continue to be operated as Days Inns. The management contracts expire December 31, 2016, with the exception of Scottsdale which is coterminous with the land lease on which the hotel is located. The agreements provide for a base management fee of 3.5% of gross revenues from operations with the exception of Scottsdale which provides for a base management fee of 4.5% of gross revenues from operations. The Partnership previously stated that as of February 1, 2010 the management of the hotels had been assigned to Capitol Hotel Group, Inc. (CHG), however, due to an administrative error, the management of the hotels was not assigned and remains with Oak Hotels, Inc. The previously disclosed management fees payable to Oak Hotels, Inc. remain unchanged.

b.           Lease Agreements

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership has negotiated and executed a third short term extension through December 31, 2011.  Annual lease payments are equal to the sum of (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, plus (ii) 2.5% of restaurant sales, with a minimum annual lease payment of $480,000.  For the three month periods ended September 30, 2010 and 2009, lease payments were $88,615 and $97,777, respectively.  For the nine month periods ended September 30, 2010 and 2009, lease payments were $382,206 and $402,018, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

7.           COMMITMENTS - Continued

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

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant, to replace the Vicorp lease.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public. Gross base rental income pursuant to the lease agreement with Tea House, which is included in interest and other income in the accompanying statements of operations, was $24,462 and $73,385 for the three and nine month periods ended September 30, 2010, respectively, and $24,462 for both the three and nine month periods ended September 30, 2009.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2010 and 2009, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

9.           RELATED PARTY TRANSACTIONS

C.R.I., Inc., the general partner of the General Partner, has contracted with Capitol Hotel Group, Inc. (CHG), to perform certain asset management services related to the oversight of the operations and management of the hotels.  The Chairman and the President of C.R.I., Inc. are the Chairman and President, respectively, of, and holders of 100% of the equity interest in, CHG.  CHG was formed in 1986 to address the needs, interest and financial objectives of hotel operations from an owner’s perspective.  CHG has been both an asset manager and a hotel operator of diverse properties in widely varied markets with many major hotel brands and a number of well-known independent destination resorts.

The Partnership previously stated that as of February 1, 2010, management of the hotels was assigned to CHG; however, due to an administrative error, the management of the hotels was not assigned and remains with Oak Hotels, Inc.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for their direct expenses in connection with managing the Partnership.  The Partnership paid $32,163 and $132,097 for the three and nine month periods ended September 30, 2010, respectively and $46,167 and $145,218 for the three and nine month periods ended September 30, 2009, respectively. Such reimbursed expenses are included in general and administrative expenses in the accompanying statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 and $70,313 for each of the three and nine month periods ended September 30, 2010 and 2009.

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

11.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains twelve cash accounts.  As of September 30, 2010, the uninsured portion of the cash balance was $0.

12.           SUBSEQUENT EVENTS

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (“CRI Hotel of Minnesota”), was formed for the purpose of creating a single purpose entity for refinancing the University Days Inn hotel.  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P.  (the "Partnership").  The Partnership contributed the University Days Inn Hotel to CRI Hotel of Minnesota in connection with its submission of a mortgage loan application to Franklin National Bank of Minneapolis to refinance the existing mortgage loan on the University Days Inn Hotel (the “Refinancing”).  On December 17, 2010, CRI Hotel of Minnesota entered into a Loan Agreement with Franklin National Bank of Minneapolis for the purpose of refinancing the prior loan with Remediation Capital, which was paid off on December 17, 2010.  Pursuant to the Loan Agreement, Franklin National Bank of Minneapolis issued a loan to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years (the “Loan”).  The Loan is secured by the University Days Inn Hotel property.  The interest rate for the Loan is seven percent (7%) per year. Principal and interest payments are based upon a 20 year amortization schedule.  A $350,000 environmental escrow reserve account will be established, which will be released when and if the Minnesota Pollution Control Agency issues a No Further Action letter, as previously described in the Partnership's annual and quarterly filings.  The prior mortgage loan with Remediation Capital was paid off on December 17, 2010 and the $500,000 environmental escrow held by Remediation Capital was returned to the Partnership on December 17, 2010.  More information regarding the Loan will be filed in a separate Form 8-K which will also contain certain of the documents evidencing the Loan.

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

National Economic Condition

The economic recession and the slow pace of recovery continue to influence consumers’ confidence and discretionary spending. We believe the weak demand, increased competition and volatility of the economy have had a significant negative impact on the hotel industry, and, as a result, our operating performance during 2010 and 2009. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic recession will continue to negatively affect our operating results in the future, however, we are uncertain as to the duration and magnitude of the recession’s impact.

Financial Condition/Liquidity

The Partnership's liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels.

For the nine month period ended September 30, 2010, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating and financing obligations of the Partnership for the foreseeable future.  Existing cash resources of the Partnership are comprised of hotel operating cash and working capital reserves. At September 30, 2010 the Partnership held $214,383 and $1,343,151 in hotel operating cash and working capital reserves respectively.  During the nine months ending September 30, 2010, Hotel Operating Cash increased by $103,988 while cash held in the working capital reserve decreased by $306,293.

Accounts payable and accrued expenses increased during the nine months ending September 30, 2010 largely due to the accrual of interest payments, which are now made monthly, in arrears, real estate tax payments and sales, and occupancy use tax payments which are only made on a periodic basis and the increased accrual of payroll costs due to the timing of payroll. Hotel trade payables decreased primarily due to lower occupancy compared to fourth quarter 2009.

Lease Agreement

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In November 2002, the lease was extended to expire on December 31, 2008. The Partnership has negotiated and executed a third short term extension through December 31, 2011.  There is no assurance that the lease will be renewed. Operating income for the Scottsdale hotel was $90,213 for the nine month period ended September 30, 2010.

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

On May 6, 2008, the Partnership closed three loans from General Electric Credit Corporation (“GE”) in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida.  The three loans are cross-collateralized by the three hotels.  The Partnership used the loan proceeds together with the proceeds of a loan from Remediation Capital Funding, LLC in the amount of $2,900,000, of which $500,000 was held by the lender pending resolution of the environmental matter further discussed below, secured by the University hotel in Minnesota, to pay off the existing debt in full.

The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

Plymouth	$887,269
Roseville	$2,083,122
Clearwater	$887,269

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue.  NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  In March 2009, NOVA submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. In December 2009, after reviewing NOVA’s report the MPCA requested additional investigations to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings. The objective of these additional investigations and continued groundwater monitoring was to further evaluate the soils and groundwater at the site for the presence of impacts associated with both on-site and off-site environmental conditions.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued

It was also the objective of the additional investigations to show that the concentrations detected in the groundwater samples collected from the monitoring wells are a result of the former Kempf Paper facility located to the northeast of the site at an up-gradient location.  In addition, a vapor intrusion assessment was also completed at the site.  The investigation was conducted from April through June 2010 and in accordance with the Work Plan reviewed and approved by the MPCA. NOVA completed the scope of work and submitted a Supplemental Investigation and Groundwater Monitoring Report to the MPCA on June 28, 2010.  Based on all of the results, NOVA in its professional opinion requested that the MPCA issue an Off-Site Source Determination letter and No Further Action letter for the site.  We are awaiting a reply from MCPA.

The loan with Remediation Capital bears interest at the rate of 14% per annum and originally matured on May 5, 2010.  The Partnership negotiated a short term note extension with the current lender.  On May 21, 2010, the Partnership paid a non-refundable extension fee of $29,000, one percent of the outstanding principal balance to extend the maturity date to September 5, 2010.  The note matured on September 5, 2010 with an option to extend an additional two months, making the new maturity date November 5, 2010.  The Partnership exercised the option to extend the maturity date to November 5, 2010 and paid an additional non-refundable extension fee of $29,000.  On November 5, 2010, the Partnership and the lender further extended the maturity date of the note to December 31, 2010.  For the extension, the Partnership paid an extension fee of $29,000.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (“CRI Hotel of Minnesota”), was formed for the purpose of creating a single purpose entity for refinancing the University Days Inn hotel.  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P.  (the "Partnership").  The Partnership contributed the University Days Inn Hotel to CRI Hotel of Minnesota in connection with its submission of a mortgage loan application to Franklin National Bank of Minneapolis to refinance the existing mortgage loan on the University Days Inn Hotel (the “Refinancing”).  On December 17, 2010, CRI Hotel of Minnesota entered into a Loan Agreement with Franklin National Bank of Minneapolis for the purpose of refinancing the prior loan with Remediation Capital, which was paid off on December 17, 2010.  Pursuant to the Loan Agreement, Franklin National Bank of Minneapolis issued a loan to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years (the “Loan”).  The Loan is secured by the University Days Inn Hotel property.  The interest rate for the Loan is seven percent (7%) per year. Principal and interest payments are based upon a 20 year amortization schedule.  A $350,000 environmental escrow reserve account will be established, which will be released when and if the Minnesota Pollution Control Agency issues a No Further Action letter, as previously described in the Partnership's annual and quarterly filings.  The prior mortgage loan with Remediation Capital was paid off on December 17, 2010 and the $500,000 environmental escrow held by Remediation Capital was returned to the Partnership on December 17, 2010.  More information regarding the Loan will be filed in a separate Form 8-K which will also contain certain of the documents evidencing the Loan.

The Partnership made installments of principal and interest aggregating $659,320 and $653,681 for the nine month periods ended September 30, 2010 and 2009, respectively.  The Partnership's balance on the loan was $7,122,743 and $7,216,472 as of September 30, 2010 and December 31, 2009, respectively.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued

Results of Operations - Partnership

During the first nine months of 2010 the Partnership recorded a net loss of $651,261, compared to a net loss of $794,627, during the first nine months of 2009.  The decrease in net loss was primarily due to higher interest and other income and lower depreciation and amortization expense as a result of assets becoming fully depreciated during 2010.  Interest and other income increased due to rental income from the new lease with Asian Mill, Inc., doing business as the Tea House Restaurant.  In addition, most categories of operating expenses decreased, except for professional fees and property taxes, compared to the prior year reporting period.

The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate.  The General Partner continues to work closely with the hotels’ manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2010 and 2009, follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three month periods ended September 30, 2010 and 2009, follow.

	Gross Operating Income		Gross Operating Income
	for the three month periods		for the nine month periods
	ended September 30,		ended September 30,
Hotel Location	2010	2009	2010	2009

Clearwater, FL	$69,814	$77,075	$366,456	$432,542
Minneapolis, MN	596,756	568,252	1,477,680	1,438,213
Plymouth, MN	183,897	170,318	440,792	419,810
Roseville, MN	267,015	254,637	628,282	582,444
Scottsdale, AZ	264,080	302,906	1,318,924	1,386,599

Total	$1,381,562	$1,373,188	$4,232,134	$4,259,608

	Operating (Loss) Income		Operating (Loss) Income
	for the three month periods		for the nine month periods
	ended September 30		ended September 30,
Hotel Location	2010	2009	2010	2009

Clearwater, Fl	$(91,229)	$(80,084)	$(119,531)	$(84,905)
Minneapolis, MN	338,146	328,354	765,770	752,298
Plymouth, MN	42,728	36,390	34,300	32,090
Roseville, MN	109,355	109,869	195,914	172,522
Scottsdale, AZ	(122,959)	(93,153)	90,213	57,113
Depreciation and partnership
operating expenses	(167,826)	(365,625)	(1,052,336)	(1,162,601)

	$108,292	$(64,249)	$(85,670)	$(233,483)

	Average Occupancy		Average Occupancy
	for the three month periods		for the nine month periods
	ended September 30,		ended September 30,
Hotel Location	2010	2009	2010	2009

Clearwater, Fl	36%	35%	44%	43%
Minneapolis, MN	86%	79%	77%	71%
Plymouth, MN	68%	64%	58%	53%
Roseville, MN	70%	65%	61%	54%
Scottsdale, AZ	63%	67%	65%	65%

Three Month Periods Ended September 30, 2010

Clearwater, Florida:  Gross operating income decreased and operating loss increased for the three month period ended September 30, 2010 compared to 2009 primarily due to lower room rates despite a small increase in occupancy.  Departmental and operational expenses were only slightly lower and could not compensate for the reduced income.

Minneapolis, Minnesota:  Gross operating income and operating income for the three month period ended September 30, 2010 increased from 2009 primarily due to higher room occupancy that can be partially attributable to lower average room rates charged.  A property tax increase reduced the amount of income realized by the hotel.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued

Plymouth, Minnesota:  Gross operating income and operating income for the three month period ended September 30, 2010 increased compared to 2009 primarily due to higher room occupancy. Departmental and operational expenses were slightly higher due to increased occupancy.

Roseville, Minnesota: Gross operating income for the three month period ended September 30, 2010 increased compared to 2009 primarily due to higher room occupancy that can be partially attributable to the lower average room rates charged.  Operating income for the three month period ended September 30, 2010 decreased slightly compared to 2009 primarily due to higher departmental and operational expense as a result of the increased occupancy.

Scottsdale, Arizona:  Gross operating income decreased and operating loss increased for the three month period ended September 30, 2010 compared to 2009 primarily due to a decrease in occupancy.  Departmental and operational expenses were only slightly lower and could not compensate for the reduced income.

Nine month Periods Ended September 30, 2010

Clearwater, Florida:  Gross operating income decreased and operating loss increased for the nine month period ended September 30, 2010 compared to 2009 primarily due to lower room rates despite a small increase in occupancy.  Departmental and operational expenses were only slightly lower and could not compensate for the reduced income.

Minneapolis, Minnesota:  Gross operating income and operating income for the nine month period ended September 30, 2010 increased compared to 2009 primarily due to an increase in occupancy, however, a lower average room rate partially offset the gain. Operating expenses remained constant despite a reduction in heat, light and power costs which was offset by a property tax increase.

Plymouth, Minnesota:  Gross operating income and operating income for the nine month period ended September 30, 2010 increased compared to 2009 primarily due to higher occupancy, which was partially offset by higher maintenance costs and an increase in property taxes.

Roseville, Minnesota:  Gross operating income and operating income for the nine month period ended September 30, 2010 increased from 2009 primarily due to higher occupancy, which was partially attributable to lower average room rates.  Operating expenses grew slightly, largely as a result of higher repair and maintenance costs and increased property taxes.

Scottsdale, Arizona:  Gross operating income decreased, however, operating income increased for the nine month period ended September 30, 2010 compared to 2009.  Gross operating income decreased as a result of lower average room rates whereas occupancy remained constant.  A significant decrease in operating expenses in almost all categories offset the lower gross operating income and resulted in a higher operating income.

Part I.    FINANCIAL INFORMATION
Item 4.    Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective at a reasonable assurance level.

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

Part II.   OTHER INFORMATION
Item 1.    Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business.

Item 5.    Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2010.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P.
General Partner

by: C.R.I., Inc.
Managing General Partner

December 21, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer