Form 10-K
period 2010-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2011-04-01
CIK 808377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

CRI HOTEL INCOME PARTNERS, L.P.

2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 1A.	Risk Factors	I-I
Item 2.	Properties	I-3
Item 3.	Legal Proceedings	I-3
Item 4.	Submission of Matters to a Vote of Security Holders	I-3

PART II

Item 5.	Market for the Registrant’s Beneficial Assignee Certificates
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	II-2
Item 8.	Financial Statements	II-8
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-8
Item 9A.	Controls and Procedures	II-9
Item 9B.	Other Information	II-10

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Development and Description of Business

CRI Hotel Income Partners, L.P. and its wholly owned subsidiary CRI Hotel Income of Minnesota, LLC (the “Partnership”) is a limited partnership of which CRI Hotel Income Partners, L.P. was formed as partnership under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement.  The Partnership was formed for the purpose of investing in hotels and a leasehold interest in land improved with a hotel that was acquired from Days Inns of America, Inc.  The Partnership's primary objectives continue to be cash flow growth and capital appreciation.  However, the attainment of these objectives is principally dependent on the hotels' operations.  The Partnership entered into management contracts with Oak Hotels, Inc., and the hotels are operated under the franchise name of Days Inns.

The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (“CRICO Associates”), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (“CRI”), a Delaware corporation.  The General Partner has authority in the overall management and control of the Partnership.

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

The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest.  As of December 31, 2010, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees

The Partnership has no employees. Services are performed by CRI, the General Partner of the General Partner, and agents retained by it.  See the notes to the consolidated financial statements for additional information concerning these services.

ITEM 1A.                      RISK FACTORS

The Partnership’s business is subject to various risks that could have a negative effect on the Partnership’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by the Partnership, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Partnership’s 2010 Annual Report contained herein.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Partnership.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.

PART I

ITEM 1A.                      RISK FACTORS - Continued

The lodging industry is highly competitive.  The Partnership’s hotels compete with other hotels and its ability to compete successfully depends on its ability to offer business and leisure travelers lodging products and services that are perceived to be of equal of better quality and value than those offered by its competitors.

The Partnership is subject to a range of operating risks common to the hotel industry.  These operating risks include, but are not limited to:

1)	the availability of and demand for hotel rooms in the markets where we operate;

2)
national and regional economic and political conditions; current economic conditions, which have resulted in lower consumer demand for lodging and diminished corporate spending, have affected the Partnership’s business starting with the 2008 fourth quarter.  This trend continued throughout 2009 and 2010.

3)	the impact of war and terrorist activity (including threats of terrorist activity) and other matters that influence and/or limit travel, such as travelers’ fears of contagious diseases;

4)	the occurrence of natural disasters, such as hurricanes;

5)	taxes and government regulations that influence or determine wages, and the cost of goods and services the Partnership uses to operate its hotels;

6)	the availability and cost of capital needed by the Partnership to fund capital improvements of the hotels; and

7)	failure to maintain the integrity of our computerized systems with regards to internal and customer data, including credit card information.

Certain risks, described below, pose more significant threats to the Partnership’s future results and financial condition, because of the particular businesses the Partnership is involved in and the markets in which we operate.

Because the Partnership’s hotels are located in only three markets, a decline in market conditions in any of these markets could have an adverse impact on the Partnership’s results from operations.  A major portion of the Partnership’s revenues and income is derived from its owned and leased hotels.  The four hotels and the leasehold interest the Partnership operated at the end of 2010 are located in Clearwater, Florida, Scottsdale, Arizona and the Minneapolis Minnesota metropolitan area. This means the Partnership’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in these specific markets.

Hurricanes and other natural disasters can damage our properties and affect our results from operations.  One of the Partnership’s five hotels operating at the end of 2010 is located in Clearwater, Florida.  This area is prone to hurricanes, and the Partnership’s financial condition will be affected if its hotel suffer damage from hurricanes, as well as from the loss of business due to hurricane activity in these areas.  As a result of the high cost of insurance for these catastrophic risks, damage to hotels and loss of income may only be partially covered by insurance, since the insurance policy has significant deductibles, and certain caps on coverages for windstorm and flood.

PART I

ITEM 2.                      PROPERTIES

A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2010, follows.

NAME AND LOCATION	NO. OF ROOMS	DATE ACQUIRED	PURCHASE PRICE
Clearwater Days Inn Clearwater, Florida	117	04/01/88	$3,750,000
Minneapolis Days Inn (University Hotel) Minneapolis, Minnesota	130	11/01/87	$4,800,000
Plymouth Days Inn Plymouth, Minnesota	113	12/30/87	$4,000,000
Roseville Days Inn Roseville, Minnesota	114	03/01/88	$4,200,000
Scottsdale Days Inn Scottsdale, Arizona (leasehold interest)	167	07/01/88	$2,000,000

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

None.

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

(b)	As of April 1, 2011, there were 841 registered holders of BACs in the Partnership.

(c)	The Partnership did not make a distribution in 2010 or 2009.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Partnership’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2010.  Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method.  The calculation requires three amounts for each asset: (1) the purchase price, (2) the estimated useful life, and (3) the estimated residual value at the end of the asset’s useful life.  Of these three amounts, two are estimates that require significant management judgment.  In order to determine the appropriate allocation, management periodically reviews the particular asset’s historical or current replacement cost, useful economic life, residual value, and estimated recoverability, and updates this information as necessary.  Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

Recent Accounting Pronouncements

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

PART II

ITEM 7                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Travel and the Economy

The economic recession and the slow pace of recovery continue to influence consumers’ confidence and discretionary spending. Weak demand, increased competition and volatility of the economy have had a significant negative impact on the hotel industry, and, as a result, the Partnership’s operating performance during 2010 and 2009. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic recession will continue to negatively affect the Partnership’s future operating results, however, we are uncertain as to the duration and magnitude of the recession’s impact.

Distributions

The General Partner did not make a distribution in 2010 or 2009.  The General Partner closely monitors the Partnership’s liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

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

For the years ended December 31, 2010 and 2009, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating and financing obligations of the Partnership for the foreseeable future.  Existing cash resources of the Partnership are comprised of hotel operating cash and working capital reserves.

Accounts payable and accrued expenses increased and hotel trade payables at December 31, 2010 decreased from the corresponding amounts in 2009.  Accounts payable and accrued expenses increased primarily due to the timing of payment of accrued expenses.  Hotel trade payables decreased compared to December 31, 2009, primarily due to lower expenses.

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The Partnership has executed an extension of the lease through December 31, 2011.  There is no assurance that the lease will be renewed.  Operating income for the Scottsdale hotel was $61,666 and $93,943 for the years ended December 31, 2010 and 2009, respectively.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Financing

On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (“Citicorp”) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels.  The loan matured January 1, 2009.  On that date, a balloon payment in the amount of $7,273,441 became due.  The General Partner was unable to refinance the Partnership’s mortgage debt prior to its maturity.  Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days for payment of a fee in the amount of $72,734, plus continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

On May 6, 2008, the Partnership closed three loans with General Electric Credit Corporation (“GE”) in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida.  Proceeds from the GE loans were used to partially payoff the loan obligation to Citicorp. The GE loans are cross-collateralized by the three hotels.  The GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with scheduled balloon payments due as set forth below:

Plymouth	$ 887,269
Roseville	$2,083,122
Clearwater	$ 887,269

On May 6, 2008, the Partnership closed a loan with Remediation Capital Funding, LLC (“Remediation Capital “) in the amount of $2,900,000, of which $500,000 was held by the Lender pending resolution of the environmental matter further discussed below.  The loan was secured by the University hotel in Minnesota.  Proceeds from the loan were used to partially payoff a loan obligation to Citicorp. The proceeds from this loan together with the GE loans resulted in a full payoff of the Ctiticorp obligation.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (“CRI Hotel of Minnesota”), was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin National Bank of Minneapolis (“Franklin Bank”).  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P and accordingly will at times hereinafter be referred to with the Partnership as the Partnership.  On December 17, 2010, CRI Hotel of Minnesota entered into a loan with Franklin Bank for the purpose of refinancing the loan with Remediation Capital, which was maturing on December 31, 2010.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below.  The loan with Remediation Capital was paid off on December 17, 2010 and the $500,000 environmental escrow held by Remediation Capital was credited against the payoff on December 17, 2010. On December 22, 2010, the Partnership filed an 8-K stating that the Partnership had entered into the loan agreement with Franklin Bank which constituted a material definitive agreement for SEC purposes.

The Partnership made installments of principal and interest for all loans aggregating $872,761 and $872,703 for the years ended December 31, 2010 and 2009.  The Partnership’s aggregate balance on the loans was $8,159,956 and $7,216,472 as of December 31, 2010 and 2009, respectively.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Environmental Matters

During the 2008 financing with GE, the Phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property and that contaminated vapors have migrated into the University hotel.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.   In its March, 2011 report, NOVA has recommended a combination of soil vapor extraction and groundwater sparging remediation technologies.  NOVA’s report was submitted to MPCA and the Partnership is awaiting MPCA’s reply.

Capital Improvements, Real Estate Tax Reserves Held by Servicer
and Intercompany Transactions

Under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. This loan was refinanced with GE on May 6, 2008.  The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement and real estate tax accounts. Under the mortgage with GE, the Partnership pays directly for real estate taxes and capital improvements.  Under the new mortgage with Franklin Bank, the Partnership makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes.

In December 2010, the Partnership contributed $26,875, $20,077, $20,620, and $31,002 to the Clearwater hotel, Scottsdale hotel, Plymouth hotel, and Roseville hotel, respectively, for capital improvements.  In 2009, the Partnership contributed $105,000 to the Clearwater hotel for capital improvements.  In 2008, the Partnership contributed $83,640 to the Clearwater hotel for capital improvements.

Working Capital Reserve

The working capital reserve of $1,844,867 and $1,649,444 as of December 31, 2010 and 2009, respectively, represents all cash and cash equivalents, as defined in Note 1.d. of the accompanying consolidated financial statements, maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

Distributions to BAC holders

The Partnership did not make a distribution in 2010 or 2009.

PART II

ITEM 7                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations – Partnership

2010 versus 2009

The Partnership recognized a slightly lower net loss for the year ended December 31, 2010, compared to prior year, primarily due to higher interest and other income, decreases in general and administrative expenses, and lower depreciation and amortization expense, partially offset by increases in professional fees.  Interest and other income increased due to rental income from the new lease with Asian Mill, Inc., doing business as the Tea House Restaurant.  The decrease in depreciation and amortization expense was a result of assets becoming fully depreciated during 2010.  General and administrative expenses decreased primarily due to lower insurance expenses. Professional fees increased due to higher professional services fees.

Results of Operations – Hotels

Analysis of each hotel’s operating results for the year 2010 versus the year 2009 follows.

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

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

The Partnership’s statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating (Loss) Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the years ended December 31, 2010 and 2009, follow.

	Gross Operating Income
Hotel Location	2010	2009

Clearwater, FL	$418,616	$539,330
Minneapolis, MN	2,004,562	1,874,674
Plymouth, MN	541,303	518,470
Roseville, MN	741,743	734,107
Scottsdale, AZ	1,643,189	1,705,469

Total	$5,349,413	$5,372,050

	Operating (Loss) Income
Hotel Location	2010	2009

Clearwater, FL	$(191,524)	$(136,479)
Minneapolis, MN	1,104,211	951,037
Plymouth, MN	454	(6,751)
Roseville, MN	219,089	150,116
Scottsdale, AZ	61,666	93,943
Depreciation and net Partnership
operating expenses	(1,567,450)	(1,418,342)

Total	$(373,554)	$(366,476)

	Average Occupancy
Hotel Location	2010	2009

Clearwater, FL	41%	43%
Minneapolis, MN	76%	70%
Plymouth, MN	54%	49%
Roseville, MN	58%	52%
Scottsdale, AZ	62%	62%

2010 versus 2009

Clearwater, Florida:  Gross Operating Income decreased and Operating Loss increased for the year ended December 31, 2010, compared to 2009 primarily due to decreases in rooms revenue due to lower room rates and a decrease in occupancy, partially offset by decreases in rooms expense, general and administrative expenses, and marketing expense.  A significant decrease in operating expenses in almost all categories could not compensate for the lower Gross Operating Income and resulted in a higher Operating Loss.  Occupancy decreased due to the sluggish economy and due to third party intermediary discount packages such as Priceline, Hotwire, Travelocity and Orbitz.

Minneapolis, Minnesota:  Gross Operating Income and Operating Income for the year ended December 31, 2010, increased compared to 2009 primarily due to increases in rooms revenue and rental and other revenue, partially offset by increased rooms expense. Occupancy increased due to the improved local market, the recovery in the travel and lodging industry, and due to lower average room rates charged.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Plymouth, Minnesota:  Gross Operating Income increased and Operating Income was recognized for the year ended December 31, 2010, compared to 2009 primarily due to increases in rooms revenue, partially offset by increases in rooms expense. Occupancy increased due to the improved local market, the recovery in the travel and lodging industry, and due to lower average room rates charged.

Roseville, Minnesota:  Gross Operating Income and Operating Income for the year ended December 31, 2010, increased compared to 2009 primarily due to increases in rooms revenue, partially offset by increases in rooms expense. Occupancy increased due to the improved local market, the recovery in the travel and lodging industry, and due to lower average room rates charged.

Scottsdale, Arizona:  Gross Operating Income and Operating Income for the year ended December 31, 2010, decreased compared to 2009 primarily due to decreases in rooms revenue, partially offset by decreases in rooms expense, and repair and maintenance expenses. A significant decrease in operating expenses in most categories could not compensate for the lower Gross Operating Income and resulted in a lower Operating Income.  Occupancy remained constant.

ITEM 8.                  FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2010, the Partnership dismissed Grant Thornton LLP (“Grant Thornton”) as the Partnership’s independent registered public accounting firm.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Partnership.

Effective as of December 23, 2010, the Audit Committee of the Partnership engaged Reznick Group, P.C. (“Reznick”) as the Partnership’s independent registered public accounting firm.  The decision to engage Reznick was approved by the Audit Committee of the Board of Directors of the Partnership as of such date.

During the years ended December 31, 2009 and 2008, and the subsequent interim period ended September 30, 2010, and through December 22, 2010, neither the Partnership nor anyone on its behalf has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

PART II

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE– Continued

Grant Thornton’s reports on the financial statements for each of the two fiscal years ended December 31, 2009 and 2008 and through December 22, 2010, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2009 and 2008 and through December 22, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the fiscal years ended December 31, 2009 and 2008 and through December 22, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

In February  2011, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2010.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES– Continued

This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

In addition, there have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

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

William B. Dockser, 74, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as  a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 64 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(d)	Involvement in certain legal proceedings.

None.

ITEM 11.                      EXECUTIVE COMPENSATION

(a), (b), (c), (d), (e), (f), (g), and (h)

The Partnership has no officers or directors.  However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various types of compensation and fees were paid or are payable to the General Partner and its affiliates.  Additional information required by Item 11 is incorporated herein by reference to Note 9 of the notes to consolidated financial statements contained in Part IV.

III-1

PART III

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at April 1, 2011.

Name and Address	Amount and Nature	% of total BACs
of Beneficial Owner	of Beneficial Ownership	Issued and outstanding

CMG Advisors LLC, et.al.	108,569 BACs	12.25%
1000 Second Avenue
Suite 3950
Seattle, WA 98104

Equity Resource
Investments, LLC	53,093 BACs	5.99%
& Affiliates
1280 Massachusetts Avenue
4th Floor
Cambridge, MA 02138

MacKenzie, Patterson
Fuller, LLP & Affiliates	71,565 BACs	8.07%
1640 School Street
Suite 100
Morgan, CA 94556

Peachtree Partners & Affiliates	73,803 BACs	8.32%
P. O. Box 47638
Phoenix, AZ 85068

(b)	Security ownership of management.

The following table sets forth certain information concerning all BACs beneficially owned, as of April 1, 2011, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

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

For the years ended December 31, 2010 and December 31, 2009, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firm Grant Thornton as follows:

	2010	2009

Audit fees (1)	$57,973	$210,500
Audit-related fees (2)	--	--
Tax fees (3)	14,700	14,000
All other fees	--	--

Total billed	$72,673	$224,500

(1)
Principally fees for the audit of the Partnership’s annual financial statements, the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(2)
Principally fees for assurance and related services performed by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Partnership’s financial statements.

(3)	Fees for preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Board of Directors of the Managing General Partner of the Partnership, serving as the Audit Committee, has approved in advance 100% of the fees paid to, and services provided by the Partnership’s independent registered public accounting firm. Prior to approving the Partnership’s independent registered public accounting firm providing any non-audit services, the Board of Directors of the Managing General Partner of the Partnership would assess whether the provision of those services would compromise the Partnership’s independent registered public accounting firm independence.

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s 10-Q for the third quarter of fiscal year 2010. Reznick Group, P.C. (“Reznick”) was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 yearend audit. Reznick provided partnership tax return preparation services for the year ended December 31, 2010 and Grant Thornton provided partnership tax return preparation services during the years ended December 31, 2010  and December 31, 2009, which services it was determined did not compromise Reznick’s or Grant Thornton’s independence.

III-4

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS

1.           Financial Statements

a.           The following documents are included as part of this report:

(1)           Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Partners’ (Deficit) Capital
Consolidated Statements of Cash Flows
Notes to consolidated Financial Statements

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

e.	Loan Agreement, dated December 17, 2010, between CRI Hotel Income of Minnesota, LLC, and Franklin National Bank of Minneapolis.
f.
Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement dated December, 17, 2010, between CRI Hotel Income of Minnesota, LLC, and Franklin National Bank of Minneapolis

Exhibit No. 10.1 -
Form of Management Agreement dated March 1, 2009, between Registrant and Oak Hotels, Inc. for the University, Plymouth and Roseville hotels, April 1, 2009 for the Clearwater Hotel and July 1, 2009 for the Scottsdale Hotel.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P

by: C.R.I., Inc.

April 1, 2011	by: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CRI HOTEL INCOME PARTNERS, L. P.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5-6
Consolidated Balance Sheets as of December 31, 2010 and 2009	IV-7
Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008	IV-8
Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2010, 2009 and 2008	IV-9
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009 and 2008	IV-10
Notes to Consolidated Financial Statements	IV-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

CRI Hotel Income Partners, L.P.

We have audited the accompanying consolidated balance sheet of CRI Hotel Income Partners, L.P. (the Partnership) as of December 31, 2010 and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRI Hotel Income Partners, L.P. as of December 31, 2010, and the consolidated results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 31, 2011

Report of Independent Registered Public Accounting Firm

Partners
CRI Hotel Income Partners, L.P.

We have audited the accompanying balance sheets of CRI Hotel Income Partners, L.P. (a Delaware limited partnership) (the Partnership) as of December 31, 2009, and the related statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRI Hotel Income Partners, L.P. as of December 31, 2009, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

McLean, Virginia
March 31, 2010

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2010	2009

Property and equipment - at cost:
Land	$1,574,490	$1,574,490
Buildings and site improvements	14,397,597	14,395,423
Furniture, fixtures and equipment	4,675,002	4,382,160
Leasehold improvements	1,510,012	1,431,234

	22,157,101	21,783,307
Less: accumulated depreciation and amortization	(16,099,725)	(15,361,284)

	6,057,376	6,422,023

Hotel operating cash	149,989	110,395
Working capital reserve	1,844,867	1,649,444
Receivables and other assets, net of allowance for doubtful accounts
of $32,133 and $29,458, respectively	451,817	467,722
Acquisition fees, principally paid to related parties, net of
of accumulated amortization of $807,180 and $774,719, respectively	212,923	245,384
Property purchase costs, net of
accumulated amortization of $146,736 and $141,099, respectively	35,531	41,168
Loan refinancing costs, net of
accumulated amortization of $152,363 and $77,949, respectively	173,081	124,203

Total assets	$8,925,584	$9,060,339

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$387,851	$369,925
Hotel trade payables	263,635	270,002
Mortgages payable	8,159,956	7,216,472

Total liabilities	8,811,442	7,856,399

Partners' (deficit) capital:
General Partner	(386,502)	(364,706)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	500,644	1,568,646

Total partners' capital	114,142	1,203,940

Total liabilities and partners' capital	$8,925,584	$9,060,339

The accompanying notes are an integral part
of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2010	2009	2008

Revenue:
Rooms	$7,661,786	$7,654,564	$9,769,097
Rental and other	203,862	211,355	249,537
Telephone	23,340	25,027	37,764
Food and beverage	27,029	20,443	41,100

	7,916,017	7,911,389	10,097,498

Departmental expenses:
Rooms	(2,442,624)	(2,414,799)	(2,759,440)
Rental and other	(41,463)	(44,955)	(65,110)
Telephone	(59,669)	(60,148)	(70,290)
Food and beverage	(22,848)	(19,437)	(31,562)

	(2,566,604)	(2,539,339)	(2,926,402)

Gross operating income	5,349,413	5,372,050	7,171,096

Unallocated operating income (expenses):
Interest and other income	128,160	89,063	88,267
General and administrative	(1,201,351)	(1,250,920)	(1,439,750)
Depreciation and amortization	(906,348)	(938,003)	(986,799)
Marketing	(703,602)	(725,444)	(864,701)
Energy	(654,795)	(664,022)	(674,224)
Property operations and maintenance	(630,714)	(622,403)	(704,062)
Property taxes	(563,247)	(529,319)	(540,817)
Building lease	(509,000)	(500,133)	(666,250)
Management fees	(303,915)	(300,841)	(365,935)
Professional fees	(284,405)	(202,754)	(231,227)
Base asset management fee	(93,750)	(93,750)	(93,750)

	(5,722,967)	(5,738,526)	(6,479,248)

Operating (loss) income	(373,554)	(366,476)	691,848

Interest expense	(716,244)	(747,944)	(663,037)

Net (loss) income	$(1,089,798)	$(1,114,420)	$28,811

Net (loss) income allocated to General Partner (2%)	$(21,796)	$(22,288)	$576

Net (loss) income allocated to BAC holders (98%)	$(1,068,002)	$(1,092,132)	$28,235

Net (loss) income per BAC, based on 868,662 BACs outstanding	$(1.23)	$(1.26)	$0.03

The accompanying notes are an integral part
of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners’ (deficit) capital, January 1, 2008	$(342,994)	$2,632,543	$2,289,549

Net income	576	28,235	28,811

Partners’ (deficit) capital, December 31, 2008	(342,418)	2,660,778	2,318,360

Net loss	(22,288)	(1,092,132)	(1,114,420)

Partners’ (deficit) capital, December 31, 2009	(364,706)	1,568,646	1,203,940

Net loss	(21,796)	(1,068,002)	(1,089,798)

Partners’ (deficit) capital, December 31, 2010	$(386,502)	$500,644	$114,142

The accompanying notes are an integral part
of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009	2008

Cash flows from operating activities:
Net (loss) income	$(1,089,798)	$(1,114,420)	$28,811

Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	906,348	938,003	986,799

Changes in assets and liabilities:
Decrease (increase) in working capital reserve	(580,225)	503,270	(1,045,162)
Decrease (increase) in receivables and other assets, net	15,905	(60,823)	(77,639)
Increase (decrease) in accounts payable and accrued expenses	17,926	(154,425)	(174,164)
(Decrease) increase in hotel trade payables	(6,367)	(4,256)	45,861

Net cash (used in) provided by operating activities	(736,211)	107,349	(235,494)

Cash flows from investing activities:
Additions to property and equipment	(384,802)	(180,552)	(609,889)
Change in working capital reserve	384,802	180,552	294,304
Net withdrawals from capital improvements
and real estate tax reserves held by servicer	--	--	315,585

Net cash used in investing activities	--	--	--

Cash flows from financing activities:
Refinance mortgage	3,500,000	--	7,341,231
Loan refinancing costs	(167,679)	(29,000)	(270,300)
Payment of principal on mortgage payable/payoff mortgage	(2,556,516)	(124,759)	(7,273,441)
Decrease in deposit	--	--	18,000

Net cash provided by (used in) financing activities	775,805	(153,759)	(184,510)

Net increase (decrease) in hotel operating cash and
cash and cash equivalents	39,594	(46,410)	(420,004)

Hotel operating cash and cash and cash equivalents,
beginning of year	110,395	156,805	576,809

Hotel operating cash and cash and cash equivalents,
end of year	$149,989	$110,395	$156,805

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$716,244	$747,944	$663,037

The accompanying notes are an integral part
of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Organization and offering

CRI Hotel Income Partners, L.P. and its wholly owned subsidiary CRI Hotel Income of Minnesota, LLC (the “Partnership”) is a limited partnership of which CRI Hotel Income Partners, L.P. was formed as partnership under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement.  The Partnership was formed for the purpose of investing in hotels that were acquired from Days Inns of America, Inc.  The Partnership's primary objectives continue to be cash flow growth and capital appreciation.  However, the attainment of these objectives is principally dependent on the hotels' operations.  The Partnership entered into management contracts with Oak Hotels, Inc., and the hotels continue to be operated under the franchise of Days Inns.

The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (CRICO Associates), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (CRI), a Delaware corporation.  The General Partner has authority in the overall management and control of the Partnership.  The Assignor Limited Partner of the Partnership is CRICO Hotel Fund, Inc. (CRICO Hotel Fund).

b.           Method of Accounting

The consolidated financial statements of the Partnership have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

c.           Principles of Consolidation

The consolidated financial statements present the results of operations, financial position, and cash flows of CRI Hotel Income Partners, L.P. and its wholly owned and controlled subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

d.           Depreciation and amortization

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property purchase costs and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which is being amortized over the remaining lease term. Loan refinancing costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method.

e.           Hotel operating cash; cash and cash equivalents

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

f.           Working capital reserve

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

g.           Hotel accounts receivable

Hotel accounts receivable, which is included in receivables and other assets in the accompanying balance sheets, are reviewed by the Partnership for collectability.  Hotel accounts receivable are reflected net of allowance for doubtful accounts of $32,133 and $29,458 as of December 31, 2010 and 2009, respectively.

h.           Revenue recognition

Revenues are generally recognized when services are provided.  The Partnership’s revenues are derived primarily from hotel operations, including rooms rentals, telephone usage and food and beverage sales. Revenue for the Tea House Restaurant at the University hotel is being recognized using the straight-line method as of possession date.

i.           Earnings per BAC

Income per BAC is 98% of net income divided by BACs outstanding.  The Partnership has no dilutive instruments.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

j.           Income taxes

For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership’s income or loss as determined for tax purposes.  Accordingly, no provision has been made for income taxes in these financial statements.

k.           Use of estimates

In preparing financial statements in conformity with US GAAP, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

l.           Fair value of financial instruments

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the Financial Accounting Standards Board Accounting Standards Codification (ASC) for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  The carrying amount of our financial instruments approximates their fair value.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

m.           Long-lived assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.  No impairment loss was recognized for each of the years ended December 31, 2010, 2009 and 2008, respectively.

n.	Single operating segment

The Partnership and the Principal Financial Officer consider the hotels’ operations as a single homogeneous business activity as it relates to achieving their objectives of cash flow growth and capital appreciation.  The Principal Financial Officer reviews cash flow and operating results in the aggregate in order to determine the appropriate level of cash available for distribution to the investors in the Partnership.  Accordingly, the Partnership considers itself to operate in a single reportable segment.

o.           Risk and uncertainties

The Partnership’s business is subject to various risks that could have a negative effect on the Partnership’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by the Partnership, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Partnership’s 2010 Annual Report contained herein.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Partnership.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.

The lodging industry is highly competitive.  The Partnership’s hotels compete with other hotels and its ability to compete successfully depends on its ability to offer business and leisure travelers lodging products and services that are perceived to be of equal of better quality and value than those offered by its competitors.

p.           Subsequent Events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

q.           Environmental Remediation Costs

The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Such accruals are adjusted as further information develops or circumstances change.  Costs of future expenditures for environmental remediation obligations are not discounted at their present value.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  At December 31, 2010 and 2009, no such obligation was necessary as the obligation is not reasonably estimable or probable.  See note 4 for additional disclosure.

r.           Recent accounting pronouncements

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

In May 2009, the FASB issued guidance addressing the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued. The Partnership adopted the guidance as of June 30, 2009 as it was effective for interim and annual periods ending after June 15, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the consolidated financial statements. In February 2010, however, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-K.

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

2.           HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

As of December 31, 2010, the Partnership remained invested in four hotels and one leasehold interest, as follows.

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

3.           MORTGAGE PAYABLE

On December 19, 1997, the Partnership refinanced with Citicorp Real Estate, Inc. (Citicorp) the Zero Coupon Notes which were originally issued in connection with the Partnership's acquisition of the hotels.  The loan matured January 1, 2009.  On that date, a balloon payment in the amount of $7,273,441 became due.  The General Partner was unable to refinance the Partnership’s mortgage debt prior to its maturity.  Although the loan was in default, the special servicer agreed to a forbearance agreement for a period of 180 days for payment of a fee in the amount of $72,734, plus continued monthly payments of principal, interest (at the pre-default rate) and tax and capital improvements escrows.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	MORTGAGE PAYABLE - Continued

On May 6, 2008, the Partnership closed three loans with General Electric Credit Corporation (GE) in the aggregate amount of $5,000,000 to refinance the Plymouth and Roseville hotels in Minnesota and the Clearwater hotel in Florida.  Proceeds from the GE loans were used to partially payoff the loan obligation to Citicorp. The GE loans are cross-collateralized by the three hotels.  The GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with scheduled balloon payments due as set forth below:

Plymouth	$ 887,269
Roseville	$2,083,122
Clearwater	$ 887,269

On May 6, 2008, the Partnership closed a loan with Remediation Capital Funding, LLC (Remediation Capital ) in the amount of $2,900,000, of which $500,000 was held by the Lender pending resolution of the environmental matter further discussed below.  The loan was secured by the University hotel in Minnesota.  Proceeds from the loan were used to partially payoff a loan obligation to Citicorp. The proceeds from this loan together with the GE loans resulted in a full payoff of the Ctiticorp obligation.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (CRI Hotel of Minnesota), was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin National Bank of Minneapolis (Franklin Bank).  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P and accordingly will at times hereinafter be referred to with the Partnership as the Partnership.  On December 17, 2010, CRI Hotel of Minnesota entered into a loan with Franklin Bank for the purpose of refinancing the loan with Remediation Capital, which was maturing on December 31, 2010.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below.  The loan with Remediation Capital was paid off on December 17, 2010 and the $500,000 environmental escrow held by Remediation Capital was credited against the payoff on December 17, 2010. On December 22, 2010, the Partnership filed an 8-K stating that the Partnership had entered into the loan agreement with Franklin Bank which constituted a material definitive agreement for SEC purposes.

The Partnership made installments of principal and interest for all loans aggregating $872,761 and $872,703 for the years ended December 31, 2010 and 2009.  The Partnership’s aggregate balance on the loans was $8,159,956 and $7,216,472 as of December 31, 2010 and 2009, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           ENVIRONMENTAL MATTERS

During the 2008 financing with GE, The phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (VIC) Program of the Minnesota Pollution Control Agency (MPCA).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property and that contaminated vapors have migrated into the University hotel.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.  In its March, 2011 report, NOVA has recommended a combination of soil vapor extraction and groundwater sparging remediation technologies.  NOVA’s report was submitted to MPCA and the Partnership is awaiting MPCA’s reply.

5.           CAPITAL IMPROVEMENTS, REAL ESTATE TAX RESERVES HELD BY
      SERVICER AND INTERCOMPANY TRANSACTIONS

In addition to the monthly loan installments under its former mortgage loan, as discussed above, the Partnership also made monthly payments which were escrowed for capital improvements and estimated annual real estate taxes. This loan was refinanced with GE on May 6, 2008.  The Partnership was reimbursed by the former servicer in June 2008 for the remaining balances in the escrowed capital improvement and real estate tax accounts. Under the mortgage with GE, the Partnership pays directly for real estate taxes and capital improvements.  Under the new mortgage with Franklin Bank, the Partnership makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes.

In December 2010, the Partnership contributed $26,875, $20,077, $20,620, and $31,002 to the Clearwater hotel, Scottsdale hotel, Plymouth hotel, and Roseville hotel, respectively, for capital improvements.  In 2009, the Partnership contributed $105,000 to the Clearwater hotel for capital improvements.  In 2008, the Partnership contributed $83,640 to the Clearwater hotel for capital improvements.

6.           WORKING CAPITAL RESERVE

The working capital reserve of $1,844,867 and $1,649,444 as of December 31, 2010 and 2009, respectively, represents all cash and cash equivalents, as defined in Note 1.d., maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           COMMITMENTS

a.           Hotel Management Agreements

The Partnership entered into management contracts with Oak Hotels, Inc., for the management of the hotels. The management contracts expire December 31, 2016, with the exception of Scottsdale which is coterminous with the land lease on which the hotel is located. The agreements provide for a base management fee of 3.5% of gross revenues from operations with the exception of Scottsdale which provides for a base management fee of 4.5% of gross revenues from operations.

b.           Lease Agreements

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The Partnership has executed an extension of the lease through December 31, 2011.  The lease payments are based a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000. There is no assurance that the lease will be renewed.  Operating income for the Scottsdale hotel was $61,666 and $93,943 for the years ended December 31, 2010 and 2009, respectively.  For the years ended December 31, 2010, 2009 and 2008, annual lease payments were $509,000, $500,133 and $666,250, respectively.

c.           License Agreements

The five License Agreements pursuant to which the hotels are operated as Days Inns were assigned from the current licensee (and former management agent), Buckhead, to the Partnership as Licensee.  The business terms remained identical.

d.           Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

8.           GROUND LEASE AGREEMENTS

The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property.  As of March 2008, Vicorp failed to pay the monthly rent due.  On April 3, 2008, Vicorp declared bankruptcy.  It rejected the lease as an executory contract as of that date. The Partnership has filed a proof of claim for its permitted damages in Vicorp’s bankruptcy case.  Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $0 , $12,712 and $73,694 for 2010, 2009, and 2008, respectively.

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant, to replace the Vicorp lease.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in interest and other income in the accompanying statements of operations, was $109,544 and $53,247 for 2010 and 2009, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           GROUND LEASE AGREEMENTS - Continued

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $30,000 each of the years ended December 31, 2010, 2009, and 2008.

9.           PARTNERS' CAPITAL

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

The Partnership did not make a distribution in 2010, 2009 or 2008.

10.           RELATED-PARTY TRANSACTIONS

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $98,965, $112,125 and $181,946, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $87,395, $65,557 and $20,509, respectively, to the General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           RELATED-PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2010, 2009 and 2008.

11.           INCOME TAXES

A reconciliation of the Partnership’s financial statement net (loss) income to taxable (loss) income follows.

	For the years ended
	December 31,
	2010	2009	2008

Financial statement net (loss) income	$(1,089,798)	$(1,114,420)	$28,811

Depreciation of buildings and site improvements
computed over 40 years for tax purposes, and over
shorter lives for financial statement purposes and
differences between financial statement net income
and taxable income	279,839	320,183	77,908

Taxable (loss) income	$(809,959)	$(794,237)	$106,719

12.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains twelve cash accounts.  As of December 31, 2010, the uninsured portion of the cash balance was $0.

#  #  #