Form 10-Q
period 2011-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2011-07-08
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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
Yes ☐                                No ☒

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2011 and December 31, 2010	1
	Statements of Operations
	- for the three months ended March 31, 2011 and 2010	2
	Statement of Changes in Partners’ (Deficit) Capital
	- for the three months ended March 31, 2011 and 2010	3
	Statements of Cash Flows
	- for the three months ended March 31, 2011 and 2010	4
	Notes to Financial Statements
	- March 31, 2011 and 2010	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 4.	Controls and Procedures	16

Part II	OTHER INFORMATION

Item 5.	Other Information	16

Item 6.	Exhibits	17

Signature		18

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

Property and equipment - at cost:
Land	$1,574,490	$1,574,490
Buildings and site improvements	14,397,597	14,397,597
Furniture, fixtures and equipment	4,762,475	4,675,002
Leasehold improvements	1,508,178	1,510,012

	22,242,740	22,157,101
Less: accumulated depreciation and amortization	(16,283,063)	(16,099,725)

	5,959,677	6,057,376

Hotel operating cash	265,255	149,989
Working capital reserve	1,864,905	1,844,867
Receivables and other assets, net of allowance for doubtful accounts
of $33,718 and $32,133,respectively	597,107	451,817
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $814,774 and $807,180, respectively	205,329	212,923
Property purchase costs, net of
accumulated amortization of $147,997 and $146,736, respectively	34,269	35,531
Loan refinancing costs, net of
accumulated amortization of $163,665 and $152,363, respectively	161,779	173,081

Total assets	$9,088,321	$8,925,584

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Accounts payable and accrued expenses	$809,197	$387,851
Hotel trade payables	216,704	263,635
Mortgages payable	8,135,340	8,159,956

Total liabilities	9,161,241	8,811,442

Partners' (deficit) capital:
General Partner	(390,243)	(386,502)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	317,323	500,644

Total partners' (deficit) capital	(72,920)	114,142

Total liabilities and partners' capital	$9,088,321	$8,925,584

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Revenue:
Rooms	$2,186,766	$2,069,141
Rental and other	87,028	49,923
Telephone	6,460	6,409
Food and beverage	6,590	5,141

	2,286,844	2,130,614

Departmental expenses:
Rooms	(619,027)	(585,832)
Rental and other	(8,798)	(10,185)
Telephone	(15,443)	(14,180)
Food and beverage	(3,242)	(3,703)

	(646,510)	(613,900)

Gross operating income	1,640,334	1,516,714

Unallocated operating income (expenses):
Interest and other income	8,138	8,819
General and administrative	(300,966)	(331,149)
Depreciation and amortization	(205,331)	(237,880)
Building lease	(215,110)	(185,581)
Marketing	(180,165)	(172,085)
Energy	(182,828)	(167,092)
Property operations and maintenance	(137,132)	(145,850)
Property taxes	(171,606)	(138,162)
Management fees	(89,782)	(83,256)
Professional fees	(166,682)	(184,075)
Base asset management fee	(23,438)	(23,438)

	(1,664,902)	(1,659,749)

Operating loss	(24,568)	(143,035)

Interest expense	(162,494)	(183,111)

Net loss	$(187,062)	$(326,146)

Net loss allocated to General Partner (2%)	$(3,741)	$(6,523)

Net loss allocated to BAC Holders (98%)	$(183,321)	$(319,623)

Net loss per BAC, based on 868,662 BACs outstanding	$(0.21)	$(0.37)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' (deficit) capital, January 1, 2011	$(386,502)	$500,644	$114,142

Net loss	(3,741)	(183,321)	(187,062)

Partners' (deficit) capital, March 31, 2011	$(390,243)	$317,323	$(72,920)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(187,062)	$(326,146)

Adjustments to reconcile net income to net cash
provided (used in) by operating activities:
Depreciation and amortization	205,331	237,880

Changes in assets and liabilities:
Increase in receivables and other assets, net	(145.290)	(217,640)
Increase in accounts payable and accrued expenses	421,346	348,781
Decrease in hotel trade payables	(46,931)	(123,316)

Net cash provided by (used in) operating activities	247,394	(80,441)

Cash flows from investing activities:
Net additions to property and equipment	(87,474)	(16,596)
Net (additions) withdrawals from working capital reserve	(20,038)	293,559

Net cash (used in) provided by investing activities	(107,512)	276,963

Cash flows from financing activities:
Payment of principal on mortgages payable	(24,616)	(33,654)

Net cash used in financing activities	(24,616)	(33,654)

Net increase in hotel operating cash and cash
and cash equivalents	115,266	162,868

Hotel operating cash and cash and cash equivalents, beginning of period	149,989	110,395

Hotel operating cash and cash and cash equivalents, end of period	$265,255	$273,263

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$162,494	$183,111

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the “Partnership”) as of March 31, 2011, and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010.  The results of operations for the interim period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2010.

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

3.           WORKING CAPITAL RESERVE

The working capital reserve of $1,864,905 and $1,844,867 as of March 31, 2011 and December 31, 2010, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of existing debt.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.           MORTGAGES PAYABLE

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

On May 6, 2008, the Partnership closed a loan with Remediation Capital Funding, LLC (Remediation Capital ) in the amount of $2,900,000, of which $500,000 was held by the Lender pending resolution of the environmental matter further discussed below.  The loan was secured by the University hotel in Minnesota.  Proceeds from the loan were used to partially payoff a loan obligation to Citicorp. The proceeds from this loan together with the GE loans resulted in a full payoff of the Citicorp obligation.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.           MORTGAGES PAYABLE - Continued

The Partnership made installments of principal and interest for all loans aggregating $187,110 and $216,766 for the three months ended March 31, 2011 and 2010.  The Partnership’s aggregate balance on the loans was $8,135,340 and $8,159,956 as of March 31, 2011 and December 31, 2010, respectively.

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing NOVA’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  NOVA is currently collecting samples and will prepare a supplemental investigation report summarizing the findings.  Nova submitted the report dated March 14, 2011 to MCPA.  MCPA has agreed with NOVA’s recommendations to install a soil vapor extraction system and sparging system to reduce the soil vapor and indoor air contaminant concentrations and produce a complete cleanup of the soil and groundwater at the site.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

5.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in the first quarter of 2011 or in 2010                                                                                                                                          .

6.           COMMITMENTS

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

b.           Lease Agreements

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The Partnership has executed an extension of the lease through December 31, 2011.  The lease payments are based a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000. There is no assurance that the lease will be renewed.  Operating income for the Scottsdale hotel was $772,420 and $693,904 for the three months ended March 31, 2011 and 2010, respectively.

c.           License Agreements

The five License Agreements pursuant to which the hotels are operated as Days Inns were assigned from the current licensee and former management agent (Bryanston Group, Inc. d/b/a Buckhead Hotel Management Company, Inc.) to the Partnership as Licensee. The business terms remained identical.

d.           Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

7.           GROUND LEASE AGREEMENTS

The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property.  As of March 2008, Vicorp failed to pay the monthly rent due.  On April 3, 2008, Vicorp declared bankruptcy.  It rejected the lease as an executory contract as of that date. The Partnership has filed a proof of claim for its permitted damages in Vicorp’s bankruptcy case.  Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $0 for each of the three months ended March 31, 2011 and 2010, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

7.           GROUND LEASE AGREEMENTS - Continued

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant, to replace the Vicorp lease.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in interest and other income in the accompanying statements of operations, was $24,462 for each of the three months ended March 31, 2011 and 2010, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expired on September 30, 2010.  The tenant has exercised its right to extend the lease for five years through September 30, 2015.  The Partnership and the tenant are negotiating a possible further extension through September 30, 2020.  Gross base rental income pursuant to the lease agreement with India Palace, which is included in interest and other income in the accompanying statements of operations, was $7,500 for each of the three month periods ended March 31, 2011 and 2010, respectively.

8.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $46,142 and $34,244, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General partner provided legal and tax accounting servicers to the Partnership.  These are reimbursed comparable to third party service charges.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $43,484 and $17,137, respectively to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 for each of the three month periods ended March 31, 2011 and 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

9.           DEPRECIATION AND AMORTIZATION

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

10.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains fifteen cash accounts.  As of March 31, 2011, the uninsured portion of the cash balance was $0.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	03/31/11	03/31/11	03/31/11

Bank of America, N.A.	6	$418,764	$418,764	$0
Wells Fargo	2	$9,293	$9,293	$0
Franklin Bank	5	$956,667	$956,667	$0
Eagle Bank	3	$735,337	$735,337	$0

11.           CONTRACT OF SALE FOR CLEARWATER DAYS INN

The Partnership entered into a Purchase and Sale Agreement dated as of May 17, 2011 and made effective as of May 26, 2011 with Catamaran Properties LLC, a Florida limited liability company, for the sale of the real and personal property of the Clearwater Days Inn for a sale price of Two Million Four Hundred Thousand Dollars ($2,400,000).

The sale of the property is expected to occur on or about July 18, 2011. There is no assurance that the purchaser will be able to purchase the property on the terms set forth in the Purchase and Sale Agreement or at all.  Closing of the purchase and sale is subject to customary conditions.  On June 2, 2011, the Partnership filed a Form 8-K with the SEC related to this purchase and sale agreement and has included a copy of the Purchase and Sale Agreement as an Exhibit to the filing.

Part I.	FINANCIAL INFORMATION
Item 2.	Managements Discussion and Analysis
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

Distributions

The Partnership did not make a distribution in the first quarter of 2011 or in 2010.

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

For the three month period ended March 31, 2011, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that future cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payable, accounts payable and accrued expenses. Accrued expenses increased from December 31, 2010 largely due to the accrual of expenses for real estate taxes, land lease rent, sales, occupancy and use taxes and other operating expenses that are a function of occupancy and revenue.

Part I.	FINANCIAL INFORMATION
Item 2.	Managements Discussion and Analysis
of Financial Condition and Results of Operations - Continued

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership has negotiated and executed a third short term extension through December 31, 2011 until the ground lessor decides to re-develop the property.  There is no assurance that the lease will be renewed.  Operating income for the Scottsdale hotel was $772,420 for the three month period ended March 31, 2011.

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

The three new GE loans bear interest at the rate of 6.79% per annum and mature on January 1, 2016 with balloon payments due as set forth below:

Plymouth                               $887,269
Roseville                                $2,083,122
Clearwater                              $887,269

Part I.	FINANCIAL INFORMATION
Item 2.	Managements Discussion and Analysis
of Financial Condition and Results of Operations - Continued

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing NOVA’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  NOVA is currently collecting samples and will prepare a supplemental investigation report summarizing the findings. Nova submitted the report dated March 14, 2011 to MCPA.  MCPA has agreed with NOVA’s recommendations to install a soil vapor extraction system and sparging system to reduce the soil vapor and indoor air contaminant concentrations and produce a complete cleanup of the soil and groundwater at the site.

Working Capital Reserve

The working capital reserve of $1,864,905 and $1,844,867 as of March 31, 2011 and December 31, 2010, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of existing debt.

Results of Operations - Partnership

The Partnership’s net loss for the three month period ended March 31, 2011 decreased compared to March 31, 2010 primarily due to increased room revenue due to an average 6 percent increase in room rates.  In addition, professional fees decreased due to decreased audit fees.  The higher room revenue and lower professional fees were partially offset by an increase in energy costs and property taxes.

The General Partner is not able to predict the future trend of hotel gross operating income, especially rooms revenue as it is affected by occupancy and average daily rate.  The General Partner continues to work closely with the hotels’ manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three month periods ended March 31, 2011 and 2010, follows.

Part I.	FINANCIAL INFORMATION
Item 2.	Managements Discussion and Analysis
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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2011 and 2010, follow.

	Gross Operating Income
	for the three months ended
	March 31,
Hotel Location	2011	2010

Clearwater, FL	$196,507	$212,378
Minneapolis, MN	453,650	383,047
Plymouth, MN	76,911	97,020
Roseville, MN	140,846	130,365
Scottsdale, AZ	772,420	693,904

Total	$1,640,334	$1,516,714

	Operating Income (Loss)
	for the three months ended
	March 31,
Hotel Location	2011	2010

Clearwater, FL	$50,824	$47,427
Minneapolis, MN	130,864	161,026
Plymouth, MN	(68,882)	(34,976)
Roseville, MN	(5,055)	(4,265)
Scottsdale, AZ	256,839	217,535
Depreciation and net partnership
operating expenses	(389,156)	(529,782)

Total	$(24,568)	$(143,035)

Part I.	FINANCIAL INFORMATION
Item 2.	Managements Discussion and Analysis
of Financial Condition and Results of Operations - Continued

	Average Occupancy
	for the three months ended
	March 31,
Hotel Location	2011	2010

Clearwater, FL	52%	59%
Minneapolis, MN	71%	65%
Plymouth, MN	40%	43%
Roseville, MN	50%	48%
Scottsdale, AZ	70%	70%

Clearwater, Florida:  Gross operating income for the three month period ended March 31, 2011 decreased from 2010 primarily due to an average reduction of over 4 percent in the average room rate charged due to nationwide discounts and a decrease of 7 percent in occupancy rate.  These decreases were partially offset by reduced departmental and operating expenses.

Minneapolis, Minnesota:  Gross operating income for the three month period ended March 31, 2011 increased from 2010 primarily due to a an increase in occupancy of 6 percent  and an increase in rental income.

Plymouth, Minnesota:  Gross operating income decreased and a larger operating loss was recognized for the three month period ended March 31, 2011 compared to 2010 primarily due to a 3 percent decrease in occupancy.  Departmental expenses were fairly stable between quarters but operational expenses increased.

Roseville, Minnesota: Gross operating income increased for the three month period ended March 31, 2011 compared to 2010 primarily due to a higher occupancy but the increase was matched by an increase in operational expense.  Occupancy increased by 2 percent primarily due to franchise generated rooms.

Scottsdale, Arizona:  Gross operating income for the three month period ended March 31, 2011 increased from 2010 primarily due to a higher average room rate charged.  The increase in income occurred despite increased operating costs and an increase in land lease payments.

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, there have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Part II.	OTHER INFORMATION
Item 4.	Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2011, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2011.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P.
General Partner

by: C.R.I., Inc.
Managing General Partner

July 8, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer