Form 10-Q
period 2011-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2011-11-02
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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
Yes ☐                                No ☒

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	- June 30, 2011 and December 31, 2010	1
	Consolidated Statements of Operations
	- for the three and six months ended June 30, 2011 and 2010	2
	Consolidated Statement of Changes in Partners’ (Deficit) Capital
	- for the six months ended June 30, 2011	3
	Consolidated Statements of Cash Flows
	- for the six months ended June 30, 2011 and 2010	4
	Notes to Consolidated Financial Statements
	- June 30, 2011 and 2010	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 4.	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signature		22

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Restated)

Assets held for sale	$1,458,079	$1,482,839

Property and equipment - at cost:
Land	1,191,990	1,191,990
Buildings and site improvements	11,171,171	11,171,171
Furniture, fixtures and equipment	3,936,460	3,814,561
Leasehold improvements	1,521,020	1,510,012

	17,820,641	17,687,734
Less: accumulated depreciation and amortization	(13,290,505)	(12,993,536)

	4,530,136	4,694,198

Hotel operating cash	186,990	123,318
Working capital reserve	1,741,182	1,844,867
Receivables and other assets, net of allowance for doubtful accounts
of $26,570 and $32,133,respectively	515,957	434,931
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $664,073 and $652,285, respectively	152,009	163,797
Property purchase costs, net of
accumulated amortization of $139,467 and $137,155, respectively	30,149	32,461
Loan refinancing costs, net of
accumulated amortization of $159,900 and $139,612, respectively	128,885	149,173

	7,285,308	7,442,745

Total assets	$8,743,387	$8,925,584

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Accounts payable and accrued expenses	$522,727	$356,337
Hotel trade payables	133,157	192,524
Mortgages payable	8,080,081	8,159,956
Liabilities related to assets held for sale	124,801	102,625

Total liabilities	8,860,766	8,811,442

Partners' (deficit) capital:
General Partner	(391,132)	(386,502)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	273,753	500,644

Total partners' (deficit) capital	(117,379)	114,142

Total liabilities and partners' capital	$8,743,387	$8,925,584

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Revenue:
Rooms	$1,809,398	$1,742,102	$3,707,119	$3,500,910
Rental and other	82,238	40,317	156,904	76,411
Telephone	4,258	4,817	10,203	10,534
Food and beverage	9,803	15,212	16,393	20,353

	1,905,697	1,802,448	3,890,619	3,608,208

Departmental expenses:
Rooms	(540,105)	(517,957)	(1,057,529)	(996,299)
Rental and other	(7,740)	(9,780)	(15,719)	(17,668)
Telephone	(11,231)	(11,495)	(23,681)	(22,986)
Food and beverage	(6,795)	(13,622)	(10,037)	(17,325)

	(565,871)	(552,854)	(1,106,966)	(1,054,278)

Gross operating income	1,339,826	1,249,594	2,783,653	2,553,930

Unallocated operating income (expenses):
Interest and other income	8,169	20,502	16,307	29,321
General and administrative	(260,148)	(242,080)	(520,640)	(521,569)
Depreciation and amortization	(160,233)	(181,060)	(320,352)	(373,191)
Marketing	(159,981)	(158,755)	(318,040)	(305,809)
Energy	(118,517)	(108,359)	(274,763)	(246,085)
Building lease	(103,644)	(108,010)	(318,201)	(293,591)
Property operations and maintenance	(139,241)	(124,592)	(284,295)	(244,275)
Property taxes	(133,893)	(137,907)	(252,176)	(254,712)
Management fees	(71,514)	(68,394)	(150,729)	(140,280)
Professional fees	(27,147)	(48,063)	(193,829)	(232,138)
Base asset management fee	(23,438)	(23,438)	(46,875)	(46,875)

	(1,189,587)	(1,180,156)	(2,663,593)	(2,629,204)

Operating income (loss) from continuing
operations	150,239	69,438	120,060	(75,274)

Interest expense	(142,056)	(217,965)	(304,550)	(401,078)

Loss from operations of asset
held for sale	(52,643)	(120,365)	(47,031)	(118,687)

Net loss	$(44,460)	$(268,892)	$(231,521)	$(595,039)

Net loss allocated to
General Partner (2%)	$(889)	$(5,378)	$(4,630)	$(11,901)

Net loss allocated to
BAC Holders (98%)	$(43,571)	$(263,514)	$(226,891)	$(583,138)

Net loss per BAC, based
on 868,662 BACs outstanding	$(.05)	$(.30)	$(.26)	$(.67)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' (deficit) capital, January 1, 2011	$(386,502)	$500,644	$114,142

Net loss	(4,630)	(226,891)	(231,521)

Partners' (deficit) capital, June 30, 2011	$(391,132)	$273,753	$(117,379)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2011	2010
		(Restated)

Cash flows from operating activities:
Net loss	$(231,521)	$(595,039)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	320,352	373,191
Loss from operations of assets held for sale	47,031	118,687

Changes in assets and liabilities:
Increase in receivables and other assets, net	(81,026)	(59,782)
Increase in accounts payable and accrued expenses	166,390	236,868
Decrease in hotel trade payables	(59,370)	(42,355)

Net cash provided by operating activities	161,856	31,570

Cash flows from investing activities:
Additions to property and equipment	(121,899)	(29,890)
Change in working capital reserve	103,685	500,163
Change in property and equipment held for sale	(95)	(127,895)

Net cash (used in) provided by investing activities	(18,309)	342,378

Cash flows from financing activities:
Payment of principal on mortgage payable	(79,875)	(66,101)
Loan refinancing cost	--	(29,000)

Net cash used in financing activities	(79,875)	(95,101)

Net increase in hotel operating cash and cash and cash equivalents	63,672	278,847

Hotel operating cash and cash and cash equivalents, beginning of period	123,318	73,847

Hotel operating cash and cash and cash equivalents, end of period	$186,990	$352,694

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$304,550	$340,364

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the “Partnership”) as of June 30, 2011, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and 2010.  The results of operations for the interim period ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

2.           LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

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

Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met.  Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.  The assets and liabilities of a disposed group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet.  Operations from are reported in discontinued operation.  As of June 30, 2011 and December 31, 2010 Clearwater is classified as held for sale.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           WORKING CAPITAL RESERVE

The working capital reserve of $1,741,182 and $1,844,867 as of June 30, 2011 and December 31, 2010, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of existing debt.

4.           MORTGAGES PAYABLE

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

The Partnership made installments of principal and interest for all loans aggregating $384,425 and $467,179 for the six months ended June 30, 2011 and 2010.  The Partnership’s aggregate balance on the loans was $8,080,081 and $8,159,956 as of June 30, 2011 and December 31, 2010, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.           MORTGAGES PAYABLE - Continued

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue. NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing NOVA’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  Nova submitted a supplemental investigation report dated March 14, 2011 to MCPA.  MCPA has agreed with NOVA’s recommendations to install a soil vapor extraction system and sparging system to reduce the soil vapor and indoor air contaminant concentrations and produce a complete cleanup of the soil and groundwater at the site. NOVA is now preparing a Corrective Action Design package to submit to MCPA/VIC Program for review and approval.  Upon approval, NOVA will install and monitor the remediation system.

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

5.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in the first and second quarters of 2011 or 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

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

b.           Lease Agreements

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The Partnership has executed an extension of the lease through December 31, 2011.  The lease payments are based a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000. There is no assurance that the lease will be renewed.  Gross operating income for the Scottsdale hotel was $313,564 and $360,940 for the three months ended June 30, 2011 and 2010, respectively, and $1,085,984 and $1,054,844 for the six months ended June 30, 2011 and 2010, respectively.

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

7.           GROUND LEASE AGREEMENTS

The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property.  As of March 2008, Vicorp failed to pay the monthly rent due.  On April 3, 2008, Vicorp declared bankruptcy.  It rejected the lease as an executory contract as of that date. The Partnership has filed a proof of claim for its permitted damages in Vicorp’s bankruptcy case.  Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $0 for each of the three and six months ended June 30, 2011 and 2010, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

7.           GROUND LEASE AGREEMENTS - Continued

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant, to replace the Vicorp lease.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in interest and other income in the accompanying statements of operations, was $24,462 for each of the three months ended June 30, 2011 and 2010, and $48,924 for each of the six months ended June 30, 2011 and 2010.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expired on September 30, 2010.  The tenant has exercised its right to extend the lease for five years through September 30, 2015.  The Partnership and the tenant negotiated a lease amendment which includes a possible lease extension through September 30, 2020 upon certain terms and conditions.  Gross base rental income pursuant to the lease agreement with India Palace, Inc., which is included in interest and other income in the accompanying statements of operations, was $7,500 and $15,000 for each of the three and six month periods ended June 30, 2011 and 2010, respectively.

8.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2011, the Partnership paid $(4,287) and $41,855, respectively, and $32,928 and $67,172 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting servicers to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2011, the Partnership paid $38,258 and $81,741, respectively, and $17,364 and $34,502 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 for each of the three month periods ended June 30, 2011 and 2010, and $46,875 for each of the six month periods ended June 30, 2011 and 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

9.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS

The following is a summary of the assets held for sale and liabilities related to assets held for sale as of June 30, 2011 and December 31, 2010 for Clearwater (unaudited):

ASSETS HELD FOR SALE

	June 30,	December 31,
	2011	2010

Land	$382,500	$382,500

Building	3,226,426	3,226,426

Furniture, fixtures and equipment	868,305	860,441

	4,477,231	4,469,367

Less: Accumulated depreciation	(3,148,401)	(3,106,189)

Deferred costs, net	73,102	76,104

Other assets	56,147	43,557

	$1,458,079	$1,482,839

LIABILITIES RELATED TO ASSETS HELD FOR SALE

Accounts payable and accrued expenses	$79,601	$31,514

Hotel trade payables	45,200	71,111

	$124,801	$102,625

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

9.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS –
Continued

The following is a summary of operating loss from operations of Clearwater for the periods noted:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Rooms	$196,808	$168,409	$485,853	$478,742
Rental and other	4,495	5,772	16,857	19,601
Telephone	233	340	748	1,032

	201,536	174,521	503,458	499,375

Departmental expenses:
Rooms	(97,645)	(86,809)	(199,248)	(194,299)
Rental and other	(598)	(446)	(1,417)	(2,743)
Telephone	(3,092)	(3,002)	(6,085)	(5,691)

	(101,335)	(90,257)	(206,750)	(202,733)

Gross operating income	100,201	84,264	296,708	296,642

Unallocated operating income (expenses):
General and administrative	(41,863)	(49,781)	(82,337)	(101,441)
Depreciation and amortization	--	(44,636)	(45,212)	(90,385)
Marketing	(22,447)	(22,962)	(44,553)	(47,993)
Energy	(33,936)	(34,830)	(60,518)	(64,196)
Building lease	(552)	--	(1,105)	--
Property operations and maintenance	(28,172)	(24,982)	(54,724)	(51,149)
Property taxes	(18,849)	(21,359)	(37,698)	(42,716)
Management fees	(7,025)	(6,079)	(17,592)	(17,449)

	(152,844)	(204,629)	(343,739)	(415,329)

Operating loss from operations of
asset held for sale	$(52,643)	$(120,365)	$(47,031)	$(118,687)

The reclassification of the Clearwater Days Inn as an asset held for sale has resulted in a restatement of related operating loss from operations for the three months and six months ended June 30, 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

10.           DEPRECIATION AND AMORTIZATION

Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method. Salvage value has been incorporated relating to the Scottsdale hotel.  The estimated lives used in determining depreciation follow.

Type of Asset	Estimated Life

Building and site improvements	10-30 years
Furniture, fixtures and equipment	7 years
Leasehold improvements	Shorter of estimared life (usually 7 years)
remaining lease term

Property purchase cost and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which is being amortized over the remaining lease term.  Loan refinancing costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method.

11.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains fifteen cash accounts.  As of June 30, 2011, the uninsured portion of the cash balance was $1,247,558.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	06/30/11	06/30/11	06/30/11

Bank of America, N.A.	6	$176,483	$176,483	$0
Wells Fargo	2	$4,000	$4,000	$0
Franklin Bank	5	$984,385	$250,000	$734,385
Eagle Bank	3	$763,173	$250,000	$513,173

12.           CONTRACT OF SALE FOR CLEARWATER DAYS INN

The Partnership entered into a Purchase and Sale Agreement dated as of May 17, 2011 and made effective as of May 26, 2011 with Catamaran Properties LLC, a Florida limited liability company, for the sale of the real and personal property of the Clearwater Days Inn for a sale price of Two Million Four Hundred Thousand Dollars ($2,400,000).

The sale of the property was expected to occur on or about July 18, 2011. On June 2, 2011, the Partnership filed a Form 8-K with the SEC related to this purchase and sale agreement. On August 10, 2011, the Partnership filed a Form 8-K terminating the Purchase and Sale Agreement for Purchaser’s failure to close the transaction as provided therein.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

12.           CONTRACT OF SALE FOR CLEARWATER DAYS INN - Continued

The Partnership entered into a Purchase and Sale Agreement dated September 29, 2011 with a group of five individuals, for the sale of the real and personal property of the Clearwater Days Inn for a sale price of Two Million Dollars ($2,000,000).

The sale of the property is expected to occur on or about November 29, 2011.  On October 19, 2011, the Partnership filed a Form 8-K with the SEC related to this purchase and sale agreement.

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

Travel and the Economy

The hotel industry is continuing to feel the effects of a sagging economy with decreased demand and average rates, which has negatively impacted four of the five hotels owned by the Partnership.  The Partnership’s ability to pay operating expenses and current liabilities, and to pay distributions to BAC holders, is primarily dependent upon the performance of the underlying hotels.  The General Partner is currently unable to estimate the impact the future state of the economy could have on the Partnership’s operations, liquidity, or capital resources.

Distributions

The Partnership did not make a distribution in the first or second quarters of 2011 or 2010.

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

For the six month period ended June 30, 2011, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that future cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payable, accounts payable and accrued expenses. Accrued expenses increased from December 31, 2010 largely due to the accrual of expenses for real estate taxes, land lease rent, sales, occupancy and use taxes and other operating expenses that are a function of occupancy and revenue.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued
Lease Agreement

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership has negotiated and executed a third short term extension through December 31, 2011 until the ground lessor decides to re-develop the property.  There is no assurance that the lease will be renewed.  Gross operating income for the Scottsdale hotel was $1,085,984 for the six month period ended June 30, 2011.

Financing

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

The sale of the property was expected to occur on or about July 18, 2011. On June 2, 2011, the Partnership filed a Form 8-K with the SEC related to this purchase and sale agreement. On August 10, 2011, the Partnership filed a Form 8-K terminating the Purchase and Sale Agreement for Purchaser’s failure to close the transaction as provided therein.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing NOVA’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  NOVA submitted a supplemental investigation report dated March 14, 2011 to MCPA.  MCPA has agreed with NOVA’s recommendations to install a soil vapor extraction system and sparging system to reduce the soil vapor and indoor air contaminant concentrations and produce a complete cleanup of the soil and groundwater at the site.  NOVA is now preparing a Corrective Action Design package to submit to MCPA/VIC Program for review and approval.  Upon approval, NOVA will install and monitor the remediation system.

Working Capital Reserve

The working capital reserve of $1,741,182 and $1,844,867 as of June 30, 2011 and December 31, 2010, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may, use the working capital reserve for operations or to reduce the amount of existing debt.

Results of Operations - Partnership

The Partnership’s net loss for the three month period ended June 30, 2011 decreased compared to June 30, 2010 primarily due to increased room revenue due to an average 7 percent increase in room rates.  In addition, professional fees decreased due to decreased audit fees.  The higher room revenue and lower professional fees were partially offset by an increase in energy costs and property operating costs.

The Partnership’s net loss for the six month period ended June 30, 2011 decreased compared to June 30, 2010 primarily due to increased room revenue resulting from an average 6 percent increase in room rates.  In addition, professional fees decreased due to decreased audit fees.  The higher room rate and lower professional fees were partially offset by an increase in property operating costs.

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

An analysis of each hotel's operating results for the three and six month periods ended June 30, 2011 and 2010, follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2011 and 2010, follow.

	Gross Operating Income		Gross Operating Income
	for the three month periods		for the six month periods
	ended June 30,		ended June 30,
Hotel Location	2011	2010	2011	2010

Continuing operations:
Minneapolis, MN	$632,016	$497,877	$1,085,666	$880,924
Plymouth, MN	152,535	159,875	229,446	256,895
Roseville, MN	241,711	230,902	382,557	361,267
Scottsdale, AZ	313,564	360,940	1,085,984	1,054,844

Total continuing operations	1,339,826	1,249,594	2,783,653	2,553,930

Operations of asset held for sale:
Clearwater, FL	100,201	84,264	296,708	296,642

Total	$1,440,027	$1,333,858	$3,080,361	$2,850,572

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

	Operating (Loss) Income		Operating (Loss) Income
	for the three month periods		for the six month periods
	ended June 30,		ended June 30,
Hotel Location	2011	2010	2011	2010

Continuing operations:
Minneapolis, MN	$302,091	$266,598	$432,955	$427,624
Plymouth, MN	20,109	26,548	(48,773)	(8,428)
Roseville, MN	86,489	83,324	73,934	71,559
Scottsdale, AZ	(46,367)	(4,440)	210,470	213,095
Depreciation and partnership
operating expenses	(212,083)	(302,592)	(548,521)	(779,124)

Total continuing operations	150,239	69,438	120,060	(75,274)

Operations of asset held for sale:
Clearwater, FL	(52,643)	(120,365)	(47,031)	(118,687)

Total	$97,596	$(50,927)	$73,029	$(193,961)

	Average Occupancy		Average Occupancy
	for the three month periods		for the six month periods
	ended June 30,		ended June 30,
Hotel Location	2011	2010	2011	2010

Continuing operations:
Minneapolis, MN	80%	79%	75%	72%
Plymouth, MN	57%	61%	49%	52%
Roseville, MN	66%	65%	58%	56%
Scottsdale, AZ	53%	62%	62%	66%

Operations of asset held for sale:
Clearwater, FL	44%	36%	48%	48%

Three Month Periods Ended June 30, 2011

Minneapolis, Minnesota:  Gross operating income for the three month period ended June 30, 2011 increased from 2010 primarily due to a $9 increase in average room rate and a small increase in occupancy rate.  This increase in gross operating income was partially offset by higher utility and repair costs.

Plymouth, Minnesota:  Gross operating income for the three month period ended June 30, 2011 decreased compared to 2010 due to a 4 percent decrease in occupancy that was only partially offset by a slightly higher average room rate.  Departmental expenses increased slightly and all other expenses remained fairly stable.

Roseville, Minnesota: Gross operating income for the three month period ended June 30, 2011 increased compared to 2010 due to a small increase in both room and average rate.  Operational expenses also increased slightly.

Scottsdale, Arizona:  Gross operating income for the three month period ended June 30, 2011 decreased compared to 2010 due to a 9 percent decrease in occupancy that was only partially offset by a $3 increase in average room rate.  This decrease in income was partially offset by a decrease in land lease payments.

Clearwater, Florida:  Gross operating income for the three month period ended June 30, 2011 increased from 2010 primarily due to an 8 percent higher occupancy rate.  The hotel’s operating loss also improved due to lower insurance and property tax costs.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

Six Month Periods Ended June 30, 2011

Minneapolis, Minnesota:  Gross operating income for the six month period ended June 30, 2011 increased from 2010 due to the both a 4 percent higher occupancy rate and a $4 increase in average room rate.  This increase in gross operating income was partially offset by increases in administrative, marketing, utility, repair costs, management fees and property taxes.

Plymouth, Minnesota:  Gross operating income for the six month period ended June 30, 2011 was down compared to 2010 due to a 4 percent decrease in occupancy rate which was only partially offset by a $1 increase in average room rate.  In addition, utility and repair costs increased at the property thereby reducing profitability further.

Roseville, Minnesota: Gross operating income for the six month period ended June 30, 2011 increased compared to 2010 due to a 2 percent higher occupancy rate.  This increase in income was largely offset by increases in administrative, marketing, utility and repair costs.

Scottsdale, Arizona:  Gross operating income for the six months period ended June 30, 2011 increased compared to 2010 due to an $8 increase in average room rate that was only partially offset by a 4 percent decrease in occupancy rate.  This increase in gross operating profit was completely offset by increases in repair and land lease costs.

Clearwater, Florida:  Gross operating income for the six month period ended June 30, 2011 was only slightly higher than 2010, however gross operating profit was up from 2010 due largely to decreased administrative, marketing and utility costs.  The hotel’s operating loss also improved due to lower insurance and property tax costs.

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, there have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Part II.	OTHER INFORMATION
Item 5.	Other Information

a.
On June 2, 2011, a Form 8-K was filed with the SEC reporting the Clearwater Days Inn Purchase and Sale Agreement with Catamaran Properties LLC.  On August 10, 2011, a Form 8-K was filed terminating the Purchase and Sale Agreement.  On October 19, 2011, the Partnership filed a Form 8-K reporting a new Purchase and Sale Agreement.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P.
General Partner

by: C.R.I., Inc.
Managing General Partner

November 22, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer