Form 10-Q
period 2011-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2012-03-13
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	- September 30, 2011 and December 31, 2010	1
	Consolidated Statements of Operations
	- for the three and nine months ended September 30, 2011 and 2010	2
	Consolidated Statement of Changes in Partners’ (Deficit) Capital
	- for the nine months ended September 30, 2011	3
	Consolidated Statements of Cash Flows
	- for the nine months ended September 30, 2011 and 2010	4
	Notes to Consolidated Financial Statements
	- September 30, 2011 and 2010	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 4.	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signature		22

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Restated)

Assets held for sale	$1,439,001	$1,482,839

Property and equipment - at cost:
Land	1,191,990	1,191,990
Buildings and site improvements	11,171,171	11,171,171
Furniture, fixtures and equipment	3,957,712	3,814,561
Leasehold improvements	1,521,020	1,521,020

	17,841,893	17,698,742
Less: accumulated depreciation and amortization	(13,432,702)	(13,004,544)

	4,409,191	4,694,198

Hotel operating cash	233,463	123,318
Working capital reserve	1,624,984	1,844,867
Receivables and other assets, net of allowance for doubtful accounts
of $27,183 and $32,133,respectively	497,668	434,931
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $669,967 and $652,285, respectively	146,115	163,797
Property purchase costs, net of
accumulated amortization of $140,623 and $137,155, respectively	28,993	32,461
Loan refinancing costs, net of
accumulated amortization of $170,154 and $139,612, respectively	118,631	149,173

	7,059,045	7,442,745

Total assets	$8,498,046	$8,925,584

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Accounts payable and accrued expenses	$701,519	$356,337
Hotel trade payables	145,892	192,524
Mortgages payable	6,971,947	7,088,164
Liabilities related to assets held for sale	1,197,272	1,174,417

Total liabilities	9,016,630	8,811,442

Partners' (deficit) capital:
General Partner	(399,157)	(386,502)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	(119,427)	500,644

Total partners' (deficit) capital	(518,584)	114,142

Total liabilities and partners' capital	$8,498,046	$8,925,584

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)
Revenue:
Rooms	$1,963,938	$1,843,695	$5,671,057	$5,344,605
Rental and other	91,582	135,659	262,059	238,908
Telephone	4,178	4,699	14,381	15,233
Food and beverage	6,176	3,868	22,569	24,221

	2,065,874	1,987,921	5,970,066	5,622,967

Departmental expenses:
Rooms	(615,303)	(561,641)	(1,672,832)	(1,557,940)
Rental and other	(7,251)	(8,114)	(22,970)	(25,782)
Telephone	(10,074)	(11,524)	(33,755)	(34,510)
Food and beverage	(3,172)	(3,631)	(13,209)	(20,956)

	(635,800)	(584,910)	(1,742,766)	(1,639,188)

Gross operating income	1,430,074	1,403,011	4,227,300	3,983,779

Unallocated operating income (expenses):
Interest and other income	1,534	158	4,267	2,641
General and administrative	(388,406)	(243,472)	(909,046)	(765,042)
Depreciation and amortization	(159,502)	(137,170)	(479,853)	(510,361)
Marketing	(172,841)	(173,353)	(490,881)	(479,162)
Energy	(150,253)	(144,455)	(425,016)	(390,540)
Building lease	(88,092)	(88,615)	(406,293)	(382,206)
Property operations and maintenance	(152,636)	(144,038)	(436,931)	(388,313)
Property taxes	(130,317)	(116,805)	(382,493)	(371,517)
Management fees	(76,136)	(70,732)	(226,865)	(211,012)
Professional fees	(285,019)	(17,841)	(478,848)	(249,979)
Base asset management fee	(23,438)	(23,438)	(70,313)	(70,313)

	(1,625,106)	(1,159,761)	(4,302,272)	(3,815,804)

Operating income (loss) from continuing
operations	(195,032)	243,250	(74,972)	167,975

Interest expense	(141,749)	(191,393)	(446,299)	(565,591)

Loss from operations of asset
held for sale	(64,424)	(134,958)	(111,455)	(253,645)

Net loss	$(401,205)	$(83,101)	$(632,726)	$(651,261)

Net loss allocated to
General Partner (2%)	$(8,024)	$(1,662)	$(12,655)	$(13,025)

Net loss allocated to
BAC Holders (98%)	$(393,181)	$(81,439)	$(620,071)	$(638,236)

Net loss per BAC, based
on 868,662 BACs outstanding	$(.45)	$(.09)	$(.71)	$(.73)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL
(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' (deficit) capital, January 1, 2011	$(386,502)	$500,644	$114,142

Net loss	(12,655)	(620,071)	(632,726)

Partners' (deficit) capital, September 30, 2011	$(399,157)	$(119,427)	$(518,584)

The accompanying notes are an integral part
of these financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2011	2010
		(Restated)

Cash flows from operating activities:
Net loss	$(632,726)	$(651,261)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	479,853	510,361
Loss from operations of assets held for sale	111,455	253,645

Changes in assets and liabilities:
Increase in receivables and other assets, net	(62,737)	(128,969)
Increase in accounts payable and accrued expenses	345,182	149,495
Decrease in hotel trade payables	(46,632)	(16,316)

Net cash provided by operating activities	194,395	116,955

Cash flows from investing activities:
Additions to property and equipment	(149,014)	(139,018)
Change in working capital reserve	219,883	(306,293)
Change in property and equipment held for sale	(19,676)	--

Net cash provided by investing activities	51,193	167,275

Cash flows from financing activities:
Payment of principal on mortgage payable	(135,443)	(93,729)
Loan refinancing cost	--	(58,001)

Net cash used in financing activities	(135,443)	(151,730)

Net increase in hotel operating cash and cash and cash equivalents	110,145	132,500

Hotel operating cash and cash and cash equivalents, beginning of period	123,318	73,847

Hotel operating cash and cash and cash equivalents, end of period	$233,463	$206,347

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$446,299	$565,591

The accompanying notes are an integral part
of these financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the “Partnership”) as of September 30, 2011, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2011 and 2010.  The results of operations for the interim period ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met.  Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.  The assets and liabilities of a group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet.  Operations from a group classified as held for sale are reported in operations of asset held for sale.  As of September 30, 2011 and December 31, 2010 Clearwater is classified as held for sale.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           WORKING CAPITAL RESERVE

The working capital reserve of $1,624,984 and $1,844,867 as of September 30, 2011 and December 31, 2010, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of existing debt.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

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

The Partnership made installments of principal and interest for all loans aggregating $581,742 and $659,320 for the nine months ended September 30, 2011 and 2010, respectively.  The Partnership’s aggregate balance on the loans was $8,024,513 and $8,159,956 as of September 30, 2011 and December 31, 2010, respectively.  The balance of the Clearwater mortgage was $1,052,566 and $1,071,792 as of
September 30, 2011 and December 31, 2010 respectively.  These balances are included in Liabilities related to assets held for sale.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

4.           MORTGAGES PAYABLE - Continued

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property. The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue. NOVA, the Partnership’s consultant, has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing NOVA’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  Nova submitted a supplemental investigation report dated March 14, 2011 to MCPA.  MCPA agreed with NOVA’s recommendations to install a soil vapor extraction system and sparging system to reduce the soil vapor and indoor air contaminant concentrations and produce a complete cleanup of the soil and groundwater at the site. NOVA prepared a Corrective Action Design package and submitted it to MCPA/VIC Program for review and approval.  NOVA has begun installation of the remediation system.

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

5.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in the first, second or third quarters of 2011 or 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

b.           Lease Agreements

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The lease payments are based a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000. The Partnership has executed an extension of the lease through December 31, 2012.  There is no assurance that the lease will be renewed beyond December 31, 2012. Gross operating income for the Scottsdale hotel was $242,115 and $264,080 for the three months ended September 30, 2011 and 2010, respectively, and $1,328,099 and $1,318,924 for the nine months ended September 30, 2011 and 2010, respectively.

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

7.           GROUND LEASE AGREEMENTS

The Partnership had leased a portion of the Minneapolis Days Inn property to Vicorp Restaurants, Inc. (Vicorp), which operated a Baker's Square restaurant on the property.  As of March 2008, Vicorp failed to pay the monthly rent due.  On April 3, 2008, Vicorp declared bankruptcy.  It rejected the lease as an executory contract as of that date. The Partnership has filed a proof of claim for its permitted damages in Vicorp’s bankruptcy case.  Gross rental income pursuant to the lease agreement with Vicorp, which is included in interest and other income in the accompanying statements of operations, was $0 for each of the three and nine months ended September 30, 2011 and 2010, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

7.           GROUND LEASE AGREEMENTS - Continued

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant, to replace the Vicorp lease.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in rental and other income in the accompanying statements of operations, was $24,462 for each of the three months ended September 30, 2011 and 2010, and $73,385 for each of the nine months ended September 30, 2011 and 2010.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease expired on September 30, 2010.  The tenant exercised its right to extend the lease for five years through September 30, 2015.  The Partnership and the tenant negotiated a lease amendment which includes a possible lease extension through September 30, 2020 upon certain terms and conditions.  Gross base rental income pursuant to the lease agreement with India Palace, Inc., which is included in rental and other income in the accompanying statements of operations, was $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2011 and 2010, respectively.

8.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2011, the Partnership paid $5,785 and $47,640, respectively, and $8,346 and $75,518 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and nine month periods ended September 30, 2011, the Partnership paid $29,347 and $111,088, respectively, and $23,823 and $58,325 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 for each of the three month periods ended September 30, 2011 and 2010, and $70,313 for each of the nine month periods ended September 30, 2011 and 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

9.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS

The following is a summary of the assets held for sale and liabilities related to assets held for sale as of September 30, 2011 and December 31, 2010 for Clearwater (unaudited):

ASSETS HELD FOR SALE

	September 30,	December 31,
	2011	2010

Land	$382,500	$382,500

Building	3,226,426	3,226,426

Furniture, fixtures and equipment	893,844	860,441

	4,502,770	4,469,367

Less: Accumulated depreciation	(3,148,401)	(3,106,189)

Deferred costs, net	73,102	76,104

Other assets	11,530	43,557

	$1,439,001	$1,482,839

LIABILITIES RELATED TO ASSETS HELD FOR SALE

Accounts payable and accrued expenses	$94,598	$31,514

Mortgage payable	1,052,566	1,071,792

Hotel trade payables	50,108	71,111

	$1,197,297	$1,174,417

The Clearwater Days Inn was sold on January 6, 2012.  See note 12 for additional details.  See note 4 for details related to the mortgage.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

9.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS – Continued

The following is a summary of operating loss from operations of Clearwater for the periods noted:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Rooms	$177,557	$154,188	$663,410	$632,930
Rental and other	5,021	6,270	21,878	25,871
Telephone	405	398	1,153	1,430

	182,983	160,856	686,441	660,231

Departmental expenses:
Rooms	(93,411)	(87,429)	(292,659)	(281,728)
Rental and other	(855)	(810)	(2,272)	(3,553)
Telephone	(3,004)	(2,803)	(9,089)	(8,494)

	(97,270)	(91,042)	(304,020)	(293,775)

Gross operating income	85,713	69,814	382,421	366,456

Unallocated operating income (expenses):
General and administrative	(40,479)	(52,782)	(122,816)	(154,223)
Depreciation and amortization	--	(43,729)	(45,212)	(134,114)
Marketing	(21,742)	(18,555)	(66,295)	(66,548)
Energy	(32,016)	(35,436)	(92,534)	(99,632)
Building lease	(553)	--	(1,658)	--
Property operations and maintenance	(30,099)	(27,288)	(84,823)	(78,437)
Property taxes	(18,849)	(21,357)	(56,547)	(64,073)
Management fees	(6,399)	(5,625)	(23,991)	(23,074)

	(150,137)	(204,772)	(493,876)	(620,101)

Operating loss from operations of
asset held for sale	$(64,424)	$(134,958)	$(111,455)	$(253,645)

The reclassification of the Clearwater Days Inn as an asset held for sale has resulted in a restatement of related operating loss from operations for the three months and nine months ended September 30, 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

11.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains sixteen cash accounts.  As of September 30, 2011, the uninsured portion of the cash balance was $935,067.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	09/30/11	09/30/11	09/30/11

Bank of America, N.A.	6	$113,530	$113,530	$--
Wells Fargo	2	$4,000	$4,000	$--
Franklin Bank	5	$1,046,698	$366,342	$680,356
Eagle Bank	3	$746,575	$491,864	$254,711

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
September 30, 2011 and 2010
(Unaudited)

12.           CONTRACT OF SALE FOR CLEARWATER DAYS INN - Continued

The Partnership subsequently entered into a Purchase and Sale Agreement dated September 29, 2011 with a group of five individuals, for the sale of the real and personal property of the Clearwater Days Inn for a sale price of Two Million Dollars ($2,000,000). The sale of the property occurred on January 6, 2012.

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

Distributions

The Partnership did not make a distribution in the first, second or third quarters of 2011 or 2010.

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

For the nine month period ended September 30, 2011, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that future cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payables, accounts payables and accrued expenses. Accrued expenses increased from December 31, 2010 largely due to the accrual of expenses for real estate taxes, land lease rent, sales, occupancy and use taxes and other operating expenses that are a function of occupancy and revenue.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

Lease Agreement

The Partnership assumed an existing lease agreement from Days Inns of America, Inc. in connection with the acquisition of the leasehold interest in the Scottsdale Days Inn. The assumption transfers the rights to operate the property on the lease's existing terms over the remaining life of the lease.  In October 2002, the lease was extended to expire on December 31, 2008.  The Partnership has negotiated and executed a fourth short term extension through December 31, 2012 until the ground lessor decides to re-develop the property.  There is no assurance that the lease will be renewed.  Gross operating income for the Scottsdale hotel was $1,328,099 for the nine month period ended September 30, 2011.

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

The Partnership subsequently entered into a Purchase and Sale Agreement dated September 29, 2011 with a group of five individuals, for the sale of the real and personal property of the Clearwater Days Inn for a sale price of Two Million Dollars ($2,000,000). The sale of the property occurred on January 6, 2012.

On October 19, 2011, the Partnership filed a Form 8-K with the SEC related to this purchase and sale agreement.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

The Phase I environmental study of the University hotel required by GE revealed excess levels of three chemicals deemed hazardous in the groundwater on the property.  The contamination is not due to acts or omissions of the hotel. Simultaneously with its refinancing efforts, the Partnership engaged a consultant to enroll the University property in the Minnesota Pollution Control Agency's (“MCPA”) Voluntary Investigation and Cleanup ("VIC") Program and deal with the contamination at the site.  The Partnership's goal is to obtain a No Action Letter with a Covenant Not to Sue, at which point it should be able to obtain financing on the property again.  NOVA, the Partnership’s consultant has prepared and submitted an additional Phase I study in accordance with the guidelines established by the MPCA-VIC Program along with the application and proposed scope of work for the required Phase II study.  On July 16, 2008, the MPCA approved the work plan for the Phase II study with samples of soil and ground water scheduled to begin collection for analysis August 11, 2008.  On January 28, 2009, NOVA completed the Phase II study.  Based on the results of the solvent, petroleum, and RCRA metal impacts above action or guidance levels that were detected in the soil, soil vapor and groundwater samples collected at the site, with the exception of the petroleum impacts, the compounds detected at the site appear to be associated with regional up gradient off-site areas of contamination located to the northeast and possibly to the north of the site.  It does not appear that the historical uses of the site are the source of the solvent, soil vapor and groundwater impacts detected at the site.  NOVA has submitted these results and requests that the MPCA issue an Off-Site Determination letter and No Further Action letter for the site. After reviewing NOVA’s report the MPCA requested additional investigation to further evaluate the source of the chlorinated solvent contamination and the corresponding risk of the vapor intrusion into the site buildings.  NOVA submitted a supplemental investigation report dated March 14, 2011 to MCPA.  MCPA agreed with NOVA’s recommendations to install a soil vapor extraction system and sparging system to reduce the soil vapor and indoor air contaminant concentrations and produce a complete cleanup of the soil and groundwater at the site.  NOVA prepared a Corrective Action Design package and submitted to MCPA/VIC Program for review and approval.  NOVA has begun installation of the remediation system.

Working Capital Reserve

The working capital reserve of $1,624,984 and $1,844,867 as of September 30, 2011 and December 31, 2010, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may, use the working capital reserve for operations or to reduce the amount of existing debt.

Results of Operations - Partnership

The Partnership’s net loss for the three month period ended September 30, 2011 increased compared to September 30, 2010 primarily due to increased professional fees which exceeded the increase in room revenue which was the result of an average 4 percent increase in room rates and 3 percent higher average occupancies.

The Partnership’s net loss for the nine month period ended September 30, 2011 decreased compared to September 30, 2010 primarily due to increased room revenue resulting from an average 6 percent increase in room rates.  The higher room rate was partially offset by an increase in property operating costs, professional fees and a reduction in interest and other income.

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

An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2011 and 2010, follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2011 and 2010, follow.

	Gross Operating Income		Gross Operating Income
	for the three month periods		for the nine month periods
	ended September 30,		ended September 30,
Hotel Location	2011	2010	2011	2010

Continuing operations:
Minneapolis, MN	$665,002	$596,756	$1,750,668	$1,477,680
Plymouth, MN	218,930	183,897	448,376	440,792
Roseville, MN	304,027	267,015	700,157	628,282
Scottsdale, AZ	242,115	264,080	1,328,099	1,318,924

Total continuing operations	1,430,074	1,311,748	4,227,300	3,865,678

Operations of asset held for sale:
Clearwater, FL	85,713	69,814	382,421	366,456

Total	$1,515,787	$1,381,562	$4,609,721	$4,232,134

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

	Operating (Loss) Income		Operating (Loss) Income
	for the three month periods		for the nine month periods
	ended September 30,		ended September 30,
Hotel Location	2011	2010	2011	2010

Continuing operations:
Minneapolis, MN	$322,884	$338,146	$755,839	$765,770
Plymouth, MN	62,299	42,728	13,526	34,300
Roseville, MN	134,128	109,355	223,062	195,914
Scottsdale, AZ	(122,733)	(122,882)	87,737	90,213
Depreciation and partnership
operating expenses	(591,610)	(124,097)	(1,005,192)	(918,222)

Total continuing operations	(195,032)	243,250	(74,972)	167,975

Operations of asset held for sale:
Clearwater, FL	(64,424)	(134,958)	(111,455)	(253,645)

Total	$(259,456)	$108,292	$(186,247)	$(85,670)

	Average Occupancy		Average Occupancy
	for the three month periods		for the nine month periods
	ended September 30,		ended September 30,
Hotel Location	2011	2010	2011	2010

Continuing operations:
Minneapolis, MN	86%	86%	79%	77%
Plymouth, MN	77%	68%	58%	58%
Roseville, MN	80%	70%	66%	61%
Scottsdale, AZ	55%	63%	60%	65%

Operations of asset held for sale:
Clearwater, FL	39%	36%	45%	44%

Three Month Periods Ended September 30, 2011

Minneapolis, Minnesota:  Gross operating income for the three month period ended September 30, 2011 increased from 2010 primarily due to a $5 increase in average room rate and an increase in rentals and other income.  This increase in gross operating income was partially offset by higher repair costs, management fees and property taxes.

Plymouth, Minnesota:  Gross operating income for the three month period ended September 30, 2011 increased compared to 2010 due to a 9 percent increase in occupancy and a $2 increase in average room rate.  Departmental expenses increased slightly and, property taxes increased 22 percent.

Roseville, Minnesota: Gross operating income for the three month period ended September 30, 2011 increased compared to 2010 due to a 10 percent increase in occupancy.  Operational expenses also increased slightly.

Scottsdale, Arizona:  Gross operating income for the three month period ended September 30, 2011 decreased compared to 2010 due to an 8 percent decrease in occupancy that was only partially offset by a $2 increase in average room rate.  This decrease in income was partially offset by a decrease in land lease payments and a reduction in operating and administrative and marketing expenses.

Clearwater, Florida:  Gross operating income for the three month period ended September 30, 2011 increased from 2010 primarily due to a 3 percent higher occupancy rate and a $2 increase in average room rate.  The hotel’s operating loss also improved due to lower insurance and property tax costs.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

Nine month Periods Ended September 30, 2011

Minneapolis, Minnesota:  Gross operating income for the nine month period ended September 30, 2011 increased from 2010 due to both a 2 percent higher occupancy rate and a $5 increase in average room rate.  This increase in gross operating income was partially offset by increases in administrative, marketing, utility, repair costs, management fees and property taxes.

Plymouth, Minnesota:  Gross operating income for the nine month period ended September 30, 2011 increased  compared to 2010 due to a $2 increase in average room rate.  In addition, utility and repair costs increased at the property thereby reducing profitability from 2010 to 2011.

Roseville, Minnesota: Gross operating income for the nine month period ended September 30, 2011 increased compared to 2010 due to a 5 percent higher occupancy rate.  This increase in income was partially offset by increases in marketing, utility and repair costs.

Scottsdale, Arizona:  Gross operating income for the nine months period ended September 30, 2011 increased slightly compared to 2010 due to an $7 increase in average room rate that was partially offset by a 5 percent decrease in occupancy rate.  This increase in gross operating profit was largely offset by increases in repair and land lease costs.

Clearwater, Florida:  Gross operating income for the nine month period ended September 30, 2011 was higher than 2010 due to a 1 percent higher occupancy rate and a slightly higher average room rate.  Gross operating profit was also up due to lower administrative and energy costs.  The hotel’s operating loss also improved due to lower insurance and property tax costs.

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedrues

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports.  We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a consultant with the requisite accounting expertise to resolve the above issue and expect to implement changes in the near term. In addition, there have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Part II.	OTHER INFORMATION
Item 5.	Other Information

a.
On June 2, 2011, a Form 8-K was filed with the SEC reporting the Clearwater Days Inn Purchase and Sale Agreement.  On August 10, 2011, a Form 8-K was filed terminating that Purchase and Sale Agreement.  On October 19, 2011, the Partnership filed a Form 8-K reporting a new Purchase and Sale Agreement.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P.
General Partner

by: C.R.I., Inc.
Managing General Partner

March 13, 2012	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer