Form 10-K
period 2011-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2012-05-23
CIK 808377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

DOCUMENTS INCORPORATED BY REFERENCE

CRI HOTEL INCOME PARTNERS, L.P.

2011 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 1A.	Risk Factors	I-2
Item 2.	Properties	I-4
Item 3.	Legal Proceedings	I-4
Item 4.	Submission of Matters to a Vote of Security Holders	I-4

PART II

Item 5.	Market for the Registrant’s Beneficial Assignee Certificates
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	II-2
Item 8.	Financial Statements	II-8
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-8
Item 9A.	Controls and Procedures	II-9
Item 9B.	Other Information	II-10

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-1
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Development and Description of Business

CRI Hotel Income Partners, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement.  The Partnership was formed for the purpose of investing in hotels and a leasehold interest in land improved with a hotel that was acquired from Days Inns of America, Inc.  The Partnership's primary objectives continue to be cash flow growth and capital appreciation.  However, the attainment of these objectives is principally dependent on the hotels' operations.  The Partnership entered into management contracts with Oak Hotels, Inc., and the hotels are operated under the franchise name of Days Inns.

The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (“CRICO Associates” or the “General Partner”), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (“CRI”), a Delaware corporation.  The General Partner has authority in the overall management and control of the Partnership.

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

The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest.  As of December 31, 2011, the Partnership remained invested in four hotels and one leasehold interest, as discussed below.

Employees

The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it.  See the notes to the consolidated financial statements for additional information concerning these services.

PART I

ITEM 1A.                      RISK FACTORS

The Partnership’s business is subject to various risks that could have a negative effect on the Partnership’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by the Partnership, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Partnership’s 2011 Annual Report contained herein.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Partnership.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.

The lodging industry is highly competitive.  The Partnership’s hotels compete with other hotels and its ability to compete successfully depends on its ability to offer business and leisure travelers lodging products and services that are perceived to be of equal of better quality and value than those offered by its competitors.

The Partnership is subject to a range of operating risks common to the hotel industry.  These operating risks include, but are not limited to:

1)	the availability of and demand for hotel rooms in the markets where we operate;
2)	changes in general economic conditions, including the severity and duration of downturns in the United States, Europe and global economies;
3)	decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;
4)	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling; and
5)	the impact of war and terrorist activity (including threats of terrorist activity) and other matters that influence and/or limit travel, such as travelers’ fears of contagious diseases;
6)	the occurrence of natural disasters, such as hurricanes:
7)	taxes and government regulations that influence or determine wages, and the cost of goods and services the Partnership uses to operate its hotels;
8)	the availability and cost of capital needed by the Partnership to fund capital improvements of the hotels; and
9)	failure to maintain the integrity of our computerized systems with regards to internal and customer data, including credit card information.

Certain risks, described below, pose more significant threats to the Partnership’s future results and financial condition, because of the particular businesses the Partnership is involved in and the markets in which we operate.

The Recent Recession in the Lodging Industry and the Global Economy Generally Will Continue to Impact Our Financial Results and Growth. The recent economic recession and continued economic uncertainty have had a negative impact on the lodging industry. Substantial increases in air and ground travel costs and decreases in airline capacity have reduced demand for our hotel rooms. Accordingly, our financial results have been impacted by the economic recession and both our future financial results and growth could be further harmed if recovery from the economic recession slows or the economic recession becomes worse.

PART I

ITEM 1A.                      RISK FACTORS

Unexpected capital expenditures could adversely affect our cash flow. Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. If capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures.

Because the Partnership’s hotels are located in only three markets, a decline in market conditions in any of these markets could have an adverse impact on the Partnership’s results from operations.  A major portion of the Partnership’s revenues and income is derived from its owned and leased hotels.  The four hotels and the leasehold interest the Partnership operated at the end of 2011 are located in Clearwater, Florida, Scottsdale, Arizona and the Minneapolis, Minnesota metropolitan area. The Partnership’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in these specific markets.

Hurricanes and other natural disasters can damage our properties and affect our results from operations.  One of the Partnership’s five hotels operating at the end of 2011 is located in Clearwater, Florida.  This area is prone to hurricanes, and the Partnership’s financial condition will be affected if its hotel suffers damage from hurricanes, as well as from the loss of business due to hurricane activity in these areas.  As a result of the high cost of insurance for these catastrophic risks, damage to hotels and loss of income may only be partially covered by insurance, since the insurance policy has significant deductibles, and certain caps on coverage for windstorm and flood.

Liability for environmental matters could adversely affect our financial condition.    As an owner of real property, we are subject to various federal, state and local laws and regulations relating to the protection of the environment that may require a current or previous owner of real estate to investigate and clean-up hazardous or toxic substances at a property. These laws often impose such liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability is not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. Persons who arrange for the disposal or treatment facility, whether or not such facility is owned or operated by the person may be liable for the costs of removal or remediation of such substance released into the environment at the disposal or treatment facility. Even if more than one person were responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire amount of clean-up costs incurred.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials. These laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with ownership (direct or indirect) of our hotels, we may be considered an owner or operator of properties with asbestos-containing materials. Having arranged for the disposal or treatment of contaminants, we may be potentially liable for removal, remediation and other costs, including governmental fines and injuries to persons and property. Please refer to the discussion regarding Environmental Matters contained in this Annual Report.

PART I

ITEM 2.                      PROPERTIES

A schedule of the hotels and the leasehold interest owned by the Partnership as of December 31, 2011, follows.

NAME AND LOCATION	NO. OF ROOMS	DATE ACQUIRED	PURCHASE PRICE
Clearwater Days Inn Clearwater, Florida	117	04/01/88	$3,750,000
Minneapolis Days Inn (University Hotel) Minneapolis, Minnesota	129	11/01/87	$4,800,000
Plymouth Days Inn Plymouth, Minnesota	113	12/30/87	$4,000,000
Roseville Days Inn Roseville, Minnesota	114	03/01/88	$4,200,000
Scottsdale Days Inn Scottsdale, Arizona (leasehold interest)	167	07/01/88	$2,000,000

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

(b) (c)	As of April 4, 2011, there were 829 registered holders of BACs in the Partnership. The Partnership did not make a distribution in 2011 or 2010.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2011.  Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method.  The calculation requires three amounts for each asset: (1) the purchase price, (2) the estimated useful life, and (3) the estimated residual value at the end of the asset’s useful life.  Of these three amounts, two are estimates that require significant management judgment.  In order to determine the appropriate allocation, management periodically reviews the particular asset’s historical or current replacement cost, useful economic life, residual value, and estimated recoverability, and updates this information as necessary.  Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

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
CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operation - Partnership

Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues, which are primarily driven by growth in GDP, business investment and employment growth weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies improved in 2010 and that improvement continued in 2011. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast, including shorter booking lead times at our hotels.

We experienced positive business trends in 2011, with improvement in demand and average daily rate compared to the prior year in most of our major markets. For the year ended December 31, 2011, as compared to 2010, we generally experienced increases in occupancy and average daily rate resulting in increases in operating performance at all of our hotels.

For 2012, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.

2011 versus 2010

The Partnership recognized a decrease in net loss for the year ended December 31, 2011, compared to prior year.  This decrease was primarily due to increased revenue resulting from improved occupancy and average room rates achieved at the hotels, and lower depreciation and amortization expense.  The decrease in depreciation and amortization expense was a result of assets becoming fully depreciated during 2010.  Additionally, depreciation and/or amortization ceased being recorded as of the second quarter of 2011 as the Clearwater assets were classified as  assets held for sale.

Results of Operations – Hotels

Analysis of each hotel’s operating results for the year 2011 versus the year 2010 follows.

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

Results of Operation – Hotels (continued)

Hotel Location	Peak Months
Clearwater, FL	January through April
Minneapolis, MN	March through November
Plymouth, MN	April through October
Roseville, MN	April through October
Scottsdale, AZ	January through April; and October and November

The hotels’ results of operations set forth below may not be consistent with longer-term historical trends.

The Partnership’s statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating (Loss) Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the years ended December 31, 2011 and 2010 follow.

	Gross Operating Income
Hotel Location	2011	2010

Minneapolis, MN	$2,245,626	$2,031,379
Plymouth, MN	558,453	541,303
Roseville, MN	935,333	824,984
Scottsdale, AZ	1,658,789	1,643,189

Total continuing operations	5,398,201	5,040,855

Operations of asset held for sale:
Clearwater, FL	457,108	418,616

Total	$5,855,309	$5,459,471

	Operating (Loss) Income
Hotel Location	2011	2010

Minneapolis, MN	$934,103	$1,104,211
Plymouth, MN	219	454
Roseville, MN	289,286	219,089
Scottsdale, AZ	95,369	61,666
Depreciation and net Partnership
operating expenses	(1,194,165)	(1,387,822)

Total continuing operations	124,812	(2,402)

Operations of asset held for sale:
Clearwater, FL	(159,072)	(371,152)

Total	$(34,260)	$(373,553)

	Average Occupancy
Hotel Location	2011	2010

Clearwater, FL	43%	41%
Minneapolis, MN	79%	76%
Plymouth, MN	54%	54%
Roseville, MN	66%	58%
Scottsdale, AZ	58%	62%

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operation – Hotels (continued)

2011 versus 2010

Clearwater, Florida:  Gross Operating Income increased and Operating Loss decreased for the year ended December 31, 2011, compared to 2010 primarily due to increases in rooms revenue and occupancy and decrease in operating expenses. Average annual occupancy for the hotel experienced an increase to approximately 43% versus the prior year of 41%.

Plymouth, Minnesota:  Gross Operating Income showed modest growth and Operating Income was relatively flat for the year ended December 31, 2011 compared to 2010.  Average occupancy in 2011 showed no growth over 2010 however average room rates increased slightly.

Roseville, Minnesota:  Gross Operating Income and Operating Income for the year ended December 31, 2011, increased compared to 2010 primarily due to increases in rooms revenue, partially offset by increases in rooms expense. Average annual occupancy for the hotel showed an increase to approximately 66% versus the prior year of 58%.

Scottsdale, Arizona:  Gross Operating Income and Operating Income for the year ended December 31, 2011, increased compared to 2010. While average annual occupancy for the hotel experienced a decrease to approximately 58% versus the prior year of 62% average room rates increased.

Minneapolis, Minnesota.   Gross Operating Income for the year ended December 31, 2011, increased compared to 2010 primarily due to an increase in occupancy and increased average room rates resultant from general overall improved market conditions.  Operating Income for the year ended December 31, 2011, decreased compared to 2010 primarily due to the inclusion of mortgage interest expense which was accounted for as a Partnership expense in 2010.  Excluding the impact of the mortgage interest expense Operating Income increased in 2011 compared to 2010.

Financial Condition/Liquidity

The Partnership’s liquidity and future results of operations are primarily dependent upon the performance of the underlying hotels.  Hotel operations may be materially affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate.  The General Partner continues to work closely with the hotels’ manager to institute an aggressive marketing campaign and strict cost-control measures in an effort to maintain liquidity at the hotels.

For the years ended December 31, 2011 and 2010, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating and financing obligations of the Partnership for the foreseeable future.  Existing cash resources of the Partnership are comprised of hotel operating cash and working capital reserves.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Working Capital Reserve

The working capital reserve of $1,628,049 and $1,844,867 as of December 31, 2011 and 2010, respectively, represents all cash and cash equivalents, as defined in Note 1.f. of the accompanying consolidated financial statements, maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.
Financing

On May 6, 2008, the Partnership refinanced the mortgage loans associated the Plymouth, Roseville and Clearwater hotels with General Electric Credit Corporation (GE).  A separate mortgage loan was issued with respect to each property, each collateralized by a property.  An event of default under each mortgage loan constitutes an event of default under the other mortgage loans. The mortgage loans had original principal balances of $1,150,000, $2,700,000 and $1,150,000 for the Plymouth, Roseville and Clearwater hotels respectively.  The mortgage loans each bear interest rates of 6.79% and require monthly payments of principal and interest in the amounts of $8,837, $20,748 and $8,837 for the Plymouth, Roseville and Clearwater hotels respectively through June 30, 2013 at which time the interest rates of the mortgage loans shall be adjusted based upon an Index of the then prevailing five (5) year Interest Rate Swap plus 366 basis points.  The monthly principal and interest payments will be adjusted as of July 1, 2013 to a monthly payment of principal and interest based upon the adjusted interest rate that will amortize the remaining balances over the remaining term of the mortgages.  The mortgage loans have a maturity date of January 1, 2016, at which time the entire outstanding principal balances are due.

On May 6, 2008, the Partnership closed a loan with Remediation Capital Funding, LLC (Remediation Capital) in the amount of $2,900,000, of which $500,000 was held by the lender pending resolution of the environmental matter further discussed below.  The loan was secured by the University hotel in Minnesota.  The loan with Remediation Capital was paid off on December 17, 2010 and the $500,000 environmental escrow held by Remediation Capital was credited against the payoff on December 17, 2010. On December 22, 2010, the Partnership filed an 8-K stating that the Partnership had entered into the loan agreement with Franklin Bank which constituted a material definitive agreement for SEC purposes.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (CRI Hotel of Minnesota), was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin National Bank of Minneapolis (Franklin Bank).  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P and accordingly will at times hereinafter be referred to with the Partnership as the Partnership.  On December 17, 2010, CRI Hotel of Minnesota entered into a mortgage loan with Franklin Bank for the purpose of refinancing the loan with Remediation Capital, which was maturing on December 31, 2011.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balances is due. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Environmental Matters

During the 2008 financing with GE, the Phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.   To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, NOVA prepared a Corrective Action Design (CAD) plan which was submitted to and approved by the MPCA.  In December of 2011 the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed.  The remediation system will be monitored and ground water and air samples will be tested monthly for a minimum one year period to determine if risks associated with the contaminants are reduced to an acceptable level.  The Partnership incurred costs of $104,070 for remediation related services in 2011.  At December 31, 2011, $156,837 of expenses have been accrued related to the CAD plan.

Capital Improvements, Real Estate Tax Reserves Held by Servicer
and Intercompany Transactions

Under the mortgages with GE, the Partnership pays directly for real estate taxes and capital improvements.  Under the mortgage with Franklin Bank, the Partnership makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes.

In 2011, the Partnership contributed $125,539 to the Clearwater hotel.  In 2010, the Partnership contributed $26,875, $20,077, $20,620, and $31,002 to the Clearwater hotel, Scottsdale hotel, Plymouth hotel, and Roseville hotel, respectively, for capital improvements and operating deficits

Distributions to BAC holders

The General Partner did not make a distribution in 2011 or 2010.  The General Partner closely monitors the Partnership’s liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

PART II

ITEM 8.	FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2010, the Partnership dismissed Grant Thornton LLP (“Grant Thornton”) as the Partnership’s independent registered public accounting firm.  The decision to change accountants was approved by the Audit Committee of the Partnership.

Effective as of December 23, 2010, the Audit Committee of the Partnership engaged Reznick Group, P.C. (“Reznick”) as the Partnership’s independent registered public accounting firm.  The decision to engage Reznick was approved by the Audit Committee of the Partnership as of such date.

During the interim period ended September 30, 2010, and through December 22, 2010, neither the Partnership nor anyone on its behalf has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the interim period ended September 30, 2010 and through December 22, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the interim period ended September 30, 2010 and through December 22, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in this Item 9.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

In February  2011, representatives of the General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports.  We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a consultant with the requisite accounting expertise to resolve the above issue and expect to implement changes in the near term. In addition, there have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Based on our evaluation, for the reasons set forth above under controls and procedures, management has concluded that its internal control over financial reporting was not effective as of December 31, 2011.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, under the caption “Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of the Partnership believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

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

PART II

ITEM 9A.	CONTROLS AND PROCEDURES - Continued

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

William B. Dockser, 75, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 65 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(d)	Involvement in certain legal proceedings.

None.

ITEM 11.                      EXECUTIVE COMPENSATION

(a), (b), (c), (d), (e), (f), (g), and (h)

The Partnership has no officers or directors.  However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various types of compensation and fees were paid or are payable to the General Partner and its affiliates.  Additional information required by Item 11 is incorporated herein by reference to Note 10 of the notes to consolidated financial statements contained in Part IV.

III-1

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at April 1, 2012.

Name and Address	Amount and Nature	% of total BACs
of Beneficial Owner	of Beneficial Ownership	Issued and outstanding

CMG Advisors LLC, et.al.	108,569 BACs	12.50%
1000 Second Avenue
Suite 3950
Seattle, WA 98104

Equity Resource
Investments, LLC	60,589 BACs	6.97%
& Affiliates
1280 Massachusetts Avenue
4th Floor
Cambridge, MA 02138

MacKenzie, Patterson
Fuller, LLP & Affiliates	71,045 BACs	8.18%
1640 School Street
Suite 100
Morgan, CA 94556

Peachtree Partners & Affiliates	74,734 BACs	8.60%
P. O. Box 47638
Phoenix, AZ 85068

(b)	Security ownership of management.

The following table sets forth certain information concerning all BACs beneficially owned, as of April 1, 2012, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

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

The Partnership has no directors or officers.  In addition, the Partnership has had no transactions with individual officers or directors of the managing general partner of the General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the General Partner or its affiliates by virtue of either their interest in the General Partner or their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partner or its affiliates, is incorporated herein by reference.  Note 10 of the notes to financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

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

For the years ended December 31, 2011 and December 31, 2010, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firms Reznick Group, P.C. and Grant Thornton as follows:

	2011	2010
Audit fees (1)	$160,120	$57,973
Tax fees (2)	14,250	14,700
All other fees	--	--

Total billed	$174,370	$72,673

(1)
Principally fees for the audit of the Partnership’s annual financial statements, the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements and services provided in connection with the Partnership’s regulatory filings.

(2)	Fees for preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Audit Committee has approved in advance 100% of the fees paid to, and services provided by the Partnership’s independent registered public accounting firm. Prior to approving the Partnership’s independent registered public accounting firm providing any non-audit services, the Audit Committee of the Partnership would assess whether the provision of those services would compromise the Partnership’s independent registered public accounting firm independence.

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s 10-Q for the third quarter of fiscal year 2010. Reznick Group, P.C. (“Reznick”) was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 yearend audit. Reznick provided partnership tax return preparation services for the year ended December 31, 2011 and 2010.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

by: CRICO Hotel Associates I, L.P

by: C.R.I., Inc.

May 23, 2012	by: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 23, 2012	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of CRI Hotel Income Partners, L.P.

Report of Independent Registered Public Accounting Firm	IV-5
Consolidated Balance Sheets as of December 31, 2011 and 2010	IV-6
Consolidated Statements of Operations for the Years Ended
December 31, 2011 and 2010	IV-7
Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended
December 31, 2011 and 2010	IV-8
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	IV-9
Notes to Consolidated Financial Statements	IV-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

CRI Hotel Income Partners, L.P.

We have audited the accompanying consolidated balance sheets of CRI Hotel Income Partners, L.P. (the Partnership) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRI Hotel Income Partners, L.P. as of December 31, 2011 and 2010, and the consolidated results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
May 23, 2012

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010

Assets held for sale	$1,508,155	$1,482,839

Property & Equipment - at cost
Land	1,191,990	1,191,990
Buildings and site improvements	11,171,171	11,171,171
Furniture, fixtures and equipment	3,903,875	3,814,561
Leasehold improvements	1,521,020	1,521,020
	17,788,056	17,698,742

Less: accumulated depreciation and amortization	(13,467,817)	(13,004,544)

	4,320,239	4,694,198

Hotel Operating Cash	79,639	123,318
Working capital reserves	1,628,049	1,844,867
Receivables and other assets, net of allowance for doubtful accounts of $34,996 and $32,133 respectively	477,046	434,931
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $675,861 and $652,285, respectively	140,221	163,797
Property Purchase costs, net of
accumulated amortization of $141,779 and $137,155, respectively	27,836	32,461
Loan refinancing costs, net of
accumulated amortization of $180,410 and $139,612 respectively	108,375	149,173

	6,781,405	7,442,745
Total assets	$8,289,560	$8,925,584

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$597,323	$356,337
Hotel trade payables	179,878	192,524
Mortgages payable	6,923,701	7,088,164
Liabilities related to assets held for sale	1,138,656	1,174,417

Total liabilities	8,839,558	8,811,442

General Partner	(399,785)	(386,502)
Beneficial Assignee Certificates (BACs) Series A; 868,662	(150,213)	500,644
issued and outstanding
Total partners' (deficit) capital	(549,998)	114,142

Total liabilities and partners' (deficit) capital	$8,289,560	$8,925,584

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the years ended
	December 31,
	2011	2010
Revenue:
Rooms	$7,296,365	$6,874,668
Rental and other	371,815	299,433
Telephone	18,010	21,512
Food and beverage	26,914	27,029
	7,713,104	7,222,642

Departmental expenses:
Rooms	(2,223,529)	(2,073,467)
Rental and other	(29,765)	(37,100)
Telephone	(45,771)	(48,372)
Food and beverage	(15,838)	(22,848)
	(2,314,903)	(2,181,787)

Gross operating income	5,398,201	5,040,855

Unallocated operating income (expenses):
Interest and other income	5,479	448
General and administrative	(1,003,211)	(1,013,164)
Building Lease Expense	(513,591)	(509,000)
Marketing	(634,743)	(618,499)
Depreciation and amortization	(641,383)	(730,073)
Energy	(547,576)	(519,727)
Property taxes	(485,670)	(477,817)
Property operations and maintenance	(583,898)	(524,989)
Management fees	(292,549)	(275,216)
Base asset management fee	(93,750)	(93,750)
Professional fees	(525,497)	(281,470)
Total operating costs and expenses	(5,316,389)	(5,043,256)

Operating income (loss) from continuing operations	81,812	(2,402)

Interest expense	(586,880)	(716,244)
Loss from operations of asset held for sale	(159,072)	(371,152)
	(745,952)	(1,087,396)

Net Loss	$(664,140)	$(1,089,798)

Net loss allocated to GP (2%)	$(13,283)	$(21,796)

Net loss allocated to LPs (98%)	$(650,857)	$(1,068,001)

Net loss per BAC	$(0.75)	$(1.23)

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' (deficit) capital, January 1, 2010	$(364,706)	$1,568,646	$1,203,940

Net gain (loss) 2010	(21,796)	(1,068,002)	(1,089,798)

Partners' (deficit) capital, December 31, 2010	(386,502)	500,644	114,142

Net gain (loss) 2011	(13,283)	(650,857)	(664,140)

Partners' (deficit) capital, December 31, 2011	$(399,785)	$(150,213)	$(549,998)

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the years ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(664,140)	$(1,089,798)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	641,383	730,073

Changes in assets and liabilities:
Bad debt	4,800	7,200
Decrease (increase) in receivables and other assets, net	(49,850)	(21,596)
Increase (decrease) in accounts payable and accrued
expenses	240,986	22,377
(Decrease) increase in hotel trade payables	(12,646)	(6,619)
Decrease in liabilities held for sale	(35,761)	(40,197)
Change in assets held for sale	8,087	216,455

Net cash provided by (used in) operating activities	132,859	(182,105)

Cash flows from investing activities:
Additions to property and equipment	(195,490)	(335,364)
Change in working capital reserve	216,818	(195,423)
Change in assets held for sale - addition to property
and equipment	(33,403)	(49,439)

Net cash (used in) provided by investing activities	(12,075)	(580,226)

Cash flows from financing activities:
Refinancing Fees	0	(167,680)
Repayment of principal on mortgage loan	(164,463)	(2,520,518)
Acquisition of new debt	0	3,500,000

Net cash (used in) provided by financing activities	(164,463)	811,802

Net (decrease) increase in hotel operating cash and
cash and cash equivalents	(43,679)	49,471

Hotel operating cash and cash and cash equivalents,
beginning of year	123,318	73,847

Hotel operating cash and cash and cash equivalents,
end of year	$79,639	$123,318

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$586,880	$716,244

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Organization and offering

CRI Hotel Income Partners, L.P. (the “Partnership”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of September 23, 1986 and will continue until December 31, 2016, unless dissolved earlier in accordance with the Partnership Agreement.  The Partnership was formed for the purpose of investing in hotels and a leasehold interest in land improved with a hotel that was acquired from Days Inns of America, Inc.  The Partnership's primary objectives continue to be cash flow growth and capital appreciation.  However, the attainment of these objectives is principally dependent on the hotels' operations.  The Partnership entered into management contracts with Oak Hotels, Inc., and the hotels are operated under the franchise name of Days Inns.

The General Partner of the Partnership is CRICO Hotel Associates I, L.P. (“CRICO Associates” or the “General Partner”), a Delaware limited partnership, the general partner of which is C.R.I., Inc. (“CRI”), a Delaware corporation.  The General Partner has authority in the overall management and control of the Partnership.

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

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Amortization expenses of deferred costs over the next five years will be the following:

2012                      $69,219
2013                      $67,574
2014                      $42,105
2015                      $42,105
2016                      $28,200

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

g.           Hotel accounts receivable

Hotel accounts receivable, which is included in receivables and other assets in the accompanying balance sheets, are reviewed by the Partnership for collectability.  Hotel accounts receivable are reflected net of allowance for doubtful accounts of $24,718 and $24,090 as of December 31, 2011 and 2010, respectively.

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

j.           Income taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

l.           Long-lived assets

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.  No impairment loss was recognized for each of the years ended December 31, 2011 or 2010, respectively.

Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met.  Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.  The assets and liabilities of a group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet.  Operations from a group classified as held for sale are reported in operations of asset held for sale.  As of December 31, 2011 Clearwater is classified as held for sale.  In the accompanying financial statements for December 31, 2010, Clearwater has been reclassified as held for sale or comparative purposes.

m.	Single operating segment

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

n.           Risk and uncertainties

The Partnership’s business is subject to various risks that could have a negative effect on the Partnership’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by the Partnership, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Partnership’s 2011 Annual Report contained herein.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Partnership.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

o.           Subsequent Events

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

On January 6, 2012 the Partnership sold the Clearwater hotel for a sale price of Two Million Dollars ($2,000,000).  From the sale proceeds the mortgage loan obligation secured by the Clearwater hotel to GE was paid in full.  The sale resulted in a gain of $486,425.

p.           Environmental Remediation Costs

The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Such accruals are adjusted as further information develops or circumstances change.  Costs of future expenditures for environmental remediation obligations are not discounted at their present value.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  The Partnership incurred costs of $104,070 for remediation related services in 2011. At December 31, 2011, $156,837 of expenses have been accrued related to the CAD plan.

q.           Recent accounting pronouncements

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

r.           Reclassification

Reclassifications have been made to the prior year balances to conform to the current year presentation.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           HOTELS AND LEASEHOLD INTEREST OWNED BY THE PARTNERSHIP

As of December 31, 2011, the Partnership remained invested in four hotels and one leasehold interest, as follows.

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

3.           MORTGAGE PAYABLE

On May 6, 2008, the Partnership refinanced the mortgage loans associated the Plymouth, Roseville and Clearwater hotels with General Electric Credit Corporation (GE).  A separate mortgage loan was issued with respect to each property, each collateralized by a property.  An event of default under each mortgage loan constitutes an event of default under the other mortgage loans. The mortgage loans had original principal balances of $1,150,000, $2,700,000 and $1,150,000 for the Plymouth, Roseville and Clearwater hotels respectively.  The mortgage loans each bear interest rates of 6.79% and require monthly payments of principal and interest in the amounts of $8,837, $20,748 and $8,837 for the Plymouth, Roseville and Clearwater hotels respectively through December 31, 2013 at which time the interest rates of the mortgage loans shall be adjusted based upon an Index of the then prevailing five (5) year Interest Rate Swap plus 366 basis points.  The monthly principal and interest payments will be adjusted as of July 1, 2013 to a monthly payment of principal and interest based upon the adjusted interest rate that will amortize the remaining balances over the remaining term of the mortgages.  The mortgage loans have a maturity date of January 1, 2016, at which time the entire outstanding principal balances are due.

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

On December 17, 2010, CRI Hotel of Minnesota entered into a mortgage loan with Franklin Bank for the purpose of refinancing the loan with Remediation Capital, which was maturing on December 31, 2011.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance is due. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           MORTGAGE PAYABLE  - Continued

The Partnership made installments of principal and interest for all mortgage loans aggregating $779,059 and $872,761 for the years ended December 31, 2011 and 2010.  The Partnership’s aggregate balance on the loans was $7,967,777 and $8,159,956 as of December 31, 2011 and 2010, respectively. Of these amounts $1,044,076 and $1,071,792 relate to Clearwater hotel at December 31, 2011 and 2010, respectively.  The Clearwater loan balance is included in liabilities related to assets held for sale.

The approximate aggregate scheduled principal maturities are as follows:

Year                         Amount

2012                         $1,249,289
2013                         $3,456,055
2014                         $135,384
2015                         $145,004
2016                         $2,972,073

The 2012 aggregate principal maturities include the payoff of the Clearwater loan on January 6, 2012.

4.           ENVIRONMENTAL MATTERS

During the 2008 financing with GE, the Phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.   To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, NOVA prepared a Corrective Action Design (CAD) plan which was submitted to and approved by the MPCA.  In December of 2011 the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed.  The remediation system will be monitored and ground water and air samples will be tested monthly for a minimum one year period to determine if risks associated with the contaminants are reduced to an acceptable level.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CAPITAL IMPROVEMENTS, REAL ESTATE TAX RESERVES HELD BY
SERVICER AND INTERCOMPANY TRANSACTIONS

Under the mortgage loans with GE, the Partnership pays directly for real estate taxes and capital improvements.  Under the mortgage loan with Franklin Bank, the Partnership makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes.

In 2011, the Partnership contributed $125,539 to Clearwater hotel.

In 2010, the Partnership contributed $26,875, $20,077, $20,620, and $31,002 to the Clearwater hotel, Scottsdale hotel, Plymouth hotel, and Roseville hotel, respectively, for capital improvements.

6.           WORKING CAPITAL RESERVE

The working capital reserve of $1,628,049 and $1,844,867 as of December 31, 2011 and 2010, respectively, represents all cash and cash equivalents, as defined in Note 1.f., maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

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

For the years ended December 31, 2011 and 2010 management fee expense was $292,549 and $275,216, respectively.

b.           Lease Agreements

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The Partnership has entered into various amendments to the lease extending its term and required lease payments.  For the years 2009 and 2010 lease payments were based upon a  percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $400,000.  For the year 2011 lease payments were based upon a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000.  On December 1, 2011 the Partnership executed a restated Seventh Addendum to Lease and Fifth Extension Term which among other things extended the lease term to December 31, 2012 and fixed the annual lease payment to $350,000 paid in equal monthly installments.  There is no assurance that the lease will be renewed upon its expiration on December 31, 2012.  For the years ended December 31, 2011 and 2010, annual lease payments were $513,591 and $509,000, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.           COMMITMENTS - Continued

c.           License Agreements

Each of the hotels are operated as a Days Inn under separate License Agreements between the Partnership and Days Inn Worldwide, Inc..  The License Agreement for the Scottsdale hotel expires on December 31, 2012.   The License Agreements for the remaining four hotels, University, Roseville, Plymouth and Clearwater, expire on June 30, 2018.

d.           Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

8.           GROUND LEASE AGREEMENTS

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant. The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in rental and other in the accompanying statements of operations, was $115,598 and  $109,544 for 2011 and 2010, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in rental and other income in the accompanying statements of operations, was $30,000 each of the years ended December 31, 2011 and 2010.

9.           PARTNERS' (DEFICIT) CAPITAL

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

The Partnership did not make a distribution in 2011 or 2010.

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2011 and 2010, the Partnership paid $70,934 and $98,655, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of CRI provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2011 and 2010, the Partnership paid $146,940 and $87,395, respectively, to CRI for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $93,750 for each of the years ended December 31, 2011 and 2010.

11.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS

The following is a summary of the assets held for sale and liabilities related to assets held for sale as of December 31, 2011 and December 31, 2010 for Clearwater :

ASSETS HELD FOR SALE

	December 31,	December 31,
	2011	2010

Land	$382,500	$382,500
Building	3,226,426	3,226,426
Furniture, fixtures and equipment	893,844	974,481
	4,502,770	4,469,367

Less: Accumulated depreciation	(3,148,401)	(3,201,356)
Deferred costs, net	73,104	76,104
Other assets	80,682	43,557

	$1,508,155	$1,482,839

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS – Continued

LIABILITIES RELATED TO ASSETS HELD FOR SALE

Accounts payable and accrued expenses	$34,033	$31,514
Mortgage payable	1,044,076	1,071,792
Hotel trade payables	60,547	71,111

	$1,138,656	$1,174,417

The Clearwater Days Inn was sold on January 6, 2012.  See note 1o. for additional details.  See note 3 for details related to the mortgage.

The following is a summary of operating loss from operations of Clearwater for the periods noted:

	For the twelve months ended
	December 31,
	2011	2010
Revenue:
Rooms	$827,641	$787,118
Rental and other	25,403	32,141
Telephone	1,667	1,828

	854,711	821,087
Departmental expenses:
Rooms	(382,383)	(369,157)
Rental and other	(3,036)	(4,363)
Telephone	(12,189)	(11,297)

	(397,608)	(384,817)

Gross operating income	457,103	436,270

Unallocated operating income (expenses):
General and administrative	(158,610)	(188,187)
Depreciation and amortization	(45,212)	(17,205)
Marketing	(85,698)	(97,108)
Energy	(119,470)	(135,068)
Building lease	(2,210)
Property operations and maintenance	(108,206)	(105,725)
Property taxes	(66,888)	(85,430)
Management fees	(29,881)	(28,699)

	(619,176)	(795,417)
Operating loss from operations of
asset held for sale	$(159,072)	$(371,152)

The reclassification of the Clearwater Days Inn as an asset held for sale has resulted in a restatement of related operating loss from operations for the year ended December 31, 2010.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.           INCOME TAXES

A reconciliation of the Partnership’s financial statement net loss to taxable loss follows.

	For the years ended
	December 31,
	2011	2010

Financial statement net loss	$(624,140)	$(1,089,798)

Depreciation of buildings and site improvements
computed over 40 years for tax purposes, and over
shorter lives for financial statement purposes and
differences between financial statement net income
and taxable income	59,389	279,839

Taxable loss	$(564,751)	$(809,959)

13.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains fifteen cash accounts.  As of December 31, 2011, the uninsured portion of the cash balance was $417,605.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	12/31/11	12/31/11	12/31/11

Bank of America, N.A.	5	$55,884	$55,884	$--
Wells Fargo	2	$4,700	$4,700	$--
Franklin Bank	5	$966,155	$804,472	$161,683
Eagle Bank	3	$728,413	$472,491	$255,922