Form 10-Q
period 2012-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2012-12-21
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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
Yes ☐                                No ☒

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
Yes ☐                                No ☒

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	- June 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations
	- for the three and six months ended June 30, 2012 and 2011	2
	Condensed Consolidated Statement of Changes in Partners’ Capital (Deficit)
	- for the six months ended June 30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows
	- for the six months ended June 30, 2012 and 2011	4
	Notes to Condensed Consolidated Financial Statements
	- June 30, 2012 and 2011	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 4.	Controls and Procedures	17

Part II	OTHER INFORMATION

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signature		19

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011

Assets held for sale	$-	$1,508,155

Property & Equipment - at cost
Land	1,191,990	1,191,990
Buildings and site improvements	11,171,171	11,171,171
Furniture, fixtures and equipment	4,014,823	3,903,875
Leasehold improvements	1,521,020	1,521,020
	17,899,004	17,788,056

Less: accumulated depreciation and amortization	(13,763,691)	(13,467,817)

	4,135,313	4,320,239

Hotel Operating Cash	214,642	79,639
Working capital reserves	1,185,457	628,413
Restricted Cash	927,535	999,636
Receivables and other assets, net of
allowance for doubtful accounts of $25,857 and $34,996 respectively	463,538	477,046
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $687,648 and $675,861, respectively	128,434	140,221
Property Purchase costs, net of
accumulated amortization of $144,091 and $141,779, respectively	25,524	27,836
Loan refinancing costs, net of
accumulated amortization of $200,919 and $180,410 respectively	87,866	108,375

	7,168,309	6,781,405

Total assets	$7,168,309	$8,289,560

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$472,392	$597,323
Hotel trade payables	123,274	179,878
Mortgages payable	6,822,594	6,923,701
Liabilities related to assets held for sale	-	1,138,656

Total liabilities	7,418,260	8,839,558

General Partner	(393,784)	(399,785)
Beneficial Assignee Certificates (BACs) Series A;	143,833	(150,213)

Total partners' capital (deficit)	(249,951)	(549,998)

Total liabilities and partners' capital (deficit)	$7,168,309	$8,289,560

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Rooms	$1,770,679	$1,809,398	$3,799,206	$3,707,119
Rental and other	86,084	89,025	173,581	170,657
Telephone	3,550	4,258	7,297	10,203
Food and beverage	7,594	9,803	12,639	16,393

	1,867,907	1,912,484	3,992,723	3,904,372

Departmental expenses:
Rooms	(562,588)	(540,105)	(1,134,989)	(1,057,529)
Rental and other	(8,727)	(7,740)	(16,229)	(15,719)
Telephone	(9,018)	(11,231)	(20,111)	(23,681)
Food and beverage	(5,851)	(6,795)	(8,078)	(10,037)
	(586,184)	(565,871)	(1,179,407)	(1,106,966)

Gross operating income	1,281,723	1,346,613	2,813,316	2,797,406

Unallocated operating income (expenses):
Interest and other income	358	1,382	946	2,554
General and administrative	(250,186)	(260,148)	(568,711)	(520,640)
Depreciation and amortization	(174,087)	(160,233)	(333,377)	(320,352)
Building lease expense	(95,196)	(159,981)	(190,392)	(318,040)
Marketing	(161,503)	(118,517)	(318,496)	(274,763)
Energy	(110,400)	(103,644)	(246,153)	(318,201)
Property operations and maintenance	(151,495)	(139,241)	(307,503)	(284,295)
Property taxes	(126,436)	(133,893)	(255,112)	(252,176)
Management fees	(69,239)	(71,514)	(153,013)	(150,729)
Professional fees	(50,646)	(27,147)	(227,870)	(193,829)
Base asset management fee	(23,437)	(23,438)	(46,875)	(46,875)

Total operating costs and expenses	(1,212,267)	(1,196,374)	(2,646,556)	(2,677,346)

Operating income from continuing operations	69,456	150,239	166,760	120,060

Gain on sale of hotel property	-	-	417,303	-
Interest expense	(120,122)	(142,056)	(239,039)	(304,550)
Loss from operations of asset held for sale	-	(52,643)	(44,977)	(47,031)

Net (loss) income	$(50,666)	$(44,460)	$300,047	$(231,521)

Net (loss) income allocated to GP (2%)	$(1,013)	$(889)	$6,001	$(4,630)

Net (loss) income allocated to LPs (98%)	$(49,653)	$(43,571)	$294,046	$(226,891)

Net (loss) income per BAC,
based on 868,662 BACs outstanding	$(0.06)	$(0.05)	$0.34	$(0.26)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' capital (deficit), January 1, 2012	$(399,785)	$(150,213)	$(549,998)

Net income	6,001	294,046	300,047

Partners' capital (deficit), June 30, 2012	$(393,784)	$143,833	$(249,951)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$300,047	$(231,521)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	333,377	320,352
Gain on sale of hotel property	(417,303)	-
Loss from operations of assets held for sale	44,977	47,031

Changes in assets and liabilities:
Decrease (increase) in receivables and other assets, net	10,614	(81,026)
(Decrease) increase in accounts payable and accrued expenses	(24,932)	166,390
Decrease in hotel trade payables	(56,604)	(59,370)
Decrease in liabilities held for sale	(94,580)	-
Decrease in assets held for sale	35,706	-

Net cash provided by operating activities	131,302	161,856

Cash flows from investing activities:
Net additions to property and equipment	(110,948)	(121,899)
Change in working capital reserve	(557,044)	103,685
Change in restricted cash	72,101	-
Change in property and equipment held for sale	-	(95)
Proceeds from sale of hotel property	1,744,775	-

Net cash provided by (used in) investing activities	1,148,884	(18,309)

Cash flows from financing activities:
Repayment of principal on mortgage loan	(1,145,183)	(79,875)

Net cash used in financing activities	(1,145,183)	(79,875)

Net increase in hotel operating cash	135,003	63,672

Hotel operating cash, beginning of period	79,639	123,318

Hotel operating cash, end of period	$214,642	$186,990

Supplemental disclosure of cash flow information:
Fixed Asset reduction	$1,354,368	$-

Write-off of financing costs	$73,104	$-

Cash paid during the period for interest	$184,710	$304,550

The accompanying notes are an integral part
of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. (the “Partnership”) as of June 30, 2012, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2012 and 2011.  The results of operations for the interim period ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

2.           LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.  No impairment loss was recognized for each of the three and six month periods ended June 30, 2012 or December 31, 2011, respectively.

Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met.  Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.  The assets and liabilities of a group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet.  Operations from a group classified as held for sale are reported in operations of asset held for sale.  As of December 31, 2011, the Clearwater hotel is classified as held for sale.  On January 6, 2012 the hotel was sold.  As a result, the assets and liabilities held for sale were $0 at June 30, 2012.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           HOTEL OPERATING CASH; CASH AND CASH EQUIVALENTS

Hotel operating cash and cash equivalents consist of demand deposits, repurchase agreements and money market funds with original maturities when purchased of three months or less, which have not been designated as a working capital reserve by the General Partner.  Hotel operating cash represents funds maintained at the hotels and by the hotels’ unaffiliated manager, while cash and cash equivalents represent the funds maintained at the Partnership.  The Partnership has determined that the carrying amounts for these items approximate fair value.

4.           WORKING CAPITAL RESERVE

The working capital reserve represents all cash and cash equivalents maintained as working capital for the Partnership.  The General Partner has determined that all cash and cash equivalents maintained at the Partnership, which are not currently distributable to the BAC holders and General Partner of the Partnership, shall be deemed as a working capital reserve.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.  The General Partner, at its own discretion, may use the working capital reserve for operations or to reduce the amount of the existing debt.

5.           RESTRICTED CASH

Restricted cash is cash that has been escrowed in order to pay for real estate taxes, environmental matters and property maintenance. These escrow accounts were required as part of the mortgage loan covenants for the loan entered into by CRI Hotel of Minnesota (discussed further in Note 6.) As of June 30, 2012, $927,535 of restricted cash is being held at Franklin Bank.  Of this amount $336,462 is in an environmental escrow which will be released upon resolution of the environmental matter further discussed below.

6.           MORTGAGES PAYABLE

On May 6, 2008, the Partnership refinanced the mortgage loans associated the Plymouth, Roseville and Clearwater hotels with General Electric Credit Corporation (GE).  A separate mortgage loan was issued with respect to each property, each collateralized by a property.  An event of default under each mortgage loan constitutes an event of default under the other mortgage loans. The mortgage loans had original principal balances of $1,150,000, $2,700,000 and $1,150,000 for the Plymouth, Roseville and Clearwater hotels, respectively.  The mortgage loans each bear interest rates of 6.79% and require monthly payments of principal and interest in the amounts of $8,837, $20,748 and $8,837 for the Plymouth, Roseville and Clearwater hotels respectively through December 31, 2013, at which time the interest rates of the mortgage loans shall be adjusted based upon an Index of the then prevailing five (5) year Interest Rate Swap plus 366 basis points.  The monthly principal and interest payments will be adjusted as of July 1, 2013 to a monthly payment of principal and interest based upon the adjusted interest rate that will amortize the remaining balances over the remaining term of the mortgages.  The mortgage loans have a maturity date of January 1, 2016, at which time the entire outstanding principal balances are due.  On January 6, 2012, the Clearwater loan and related interest were paid in full at the closing of the sale of the Clearwater hotel.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

The Partnership made installments of principal and interest for all mortgage loans aggregating $341,611 and $779,059 for the six month period ended June 30, 2012 and the year ended December 31, 2011, respectively.  Additionally, the $1,044,076 promissory note balance related to Clearwater was paid at the January 6, 2012 sale closing. The Partnership’s aggregate balance on the loans was $6,822,594 and $7,967,777 as of June 30, 2012 and December 31, 2011, respectively. The Clearwater loan balance at December 31, 2011 is included in liabilities related to assets held for sale.

7.           ENVIRONMENTAL MATTERS

During the 2008 financing with GE, the Phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue, which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.   To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

7.           ENVIRONMENTAL MATTERS - Continued

Further Action determination, NOVA prepared a Corrective Action Design (CAD) plan which was submitted to and approved by the MPCA.  In December of 2011, the installation of a remediation system, which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed.  The remediation system will be monitored and ground water and air samples will be tested monthly for a minimum one year period to determine if risks associated with the contaminants are reduced to an acceptable level.  The Partnership incurred and paid costs of $104,070 for remediation related services in 2011.  As of June 30, 2012 and December 31, 2011, $46,945 and $156,837 of expenses have been accrued related to the CAD plan.

8.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in either the first or the second quarters of 2012 and 2011.

9.           COMMITMENTS

a.           Hotel Management Agreements

The Partnership entered into management contracts with Oak Hotels, Inc. for the management of the hotels. The management contracts expire December 31, 2016 with the exception of Scottsdale, which is coterminous with the land lease on which the hotel is located. The agreements provide for a base management fee of 3.5% of gross revenues from operations with the exception of Scottsdale which provides for a base management fee of 4.5% of gross revenues from operations.

Management fee expense for the three and six month periods ended June 30, 2012, was $69,239 and $153,013, respectively, and $71,514 and $150,729 for the three and six month periods ended June 30, 2011, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

9.           COMMITMENTS - Continued

b.           Lease Agreements

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The Partnership has entered into various amendments to the lease extending its term and required lease payments.  For the year 2011, lease payments were based upon a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000.  On December 1, 2011, the Partnership executed a restated Seventh Addendum to the Lease and Fifth Extension Term which among other things extended the lease term to December 31, 2012 and fixed the annual lease payment to $350,000 paid in equal monthly installments.  There is no assurance that the lease will be renewed upon its expiration on December 31, 2012.  For the three and six month periods ended June 30, 2012, the lease payments were $89,382 and $178,764, respectively. For the three and six month periods ended June 30, 2011, the lease payments were $98,614 and $307,291, respectively.  The Scottsdale land lease terminates on December 31, 2012.  The operations of the hotel are coterminous with the land lease.  The Partnership has no intention of renewing the lease past the termination date.

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

10.           GROUND LEASE AGREEMENTS

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in rental and other income in the accompanying statements of operations, was $24,462 for each of the six months ended June 30, 2012 and 2011, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015.  Gross base rental income, pursuant to the lease agreement with India Palace, which is included in rental and other income in the accompanying statements of operations, was $7,500 for each of the six month periods ended June 30, 2012 and 2011, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

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
In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2012, the Partnership paid $13,791 and $38,813 and ($4,287) and $41,854 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General partner provided legal and tax accounting servicers to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2012, the Partnership paid $34,140 and $89,980 and $38,258 and $81,741 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee) equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 for each of the three month periods ended June 30, 2012 and 2011.

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
remaining lease term

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

12.           DEPRECIATION AND AMORTIZATION - Continued

Property purchase cost and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which is being amortized over the remaining lease term.  Loan refinancing costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method.

13.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains eighteen cash accounts.  As of June 30, 2012, the uninsured portion of the cash balance was $734,404.

Bank	Number of Accounts	Bank Balance 06/30/12	Insured 06/30/12	Uninsured 06/30/12
Bank of America, N.A.	7	$185,731	$185,731	$0
Wells Fargo	2	$6,300	$6,300	$0
Franklin Bank	6	$1,067,002	$389,467	$677,535
Eagle Bank	3	$964,494	$907,625	$56,869

14.           RECLASSIFICATION

Reclassifications have been made to the prior year balances to conform to the current quarter’s presentation.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations

The Partnership’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, the affect of governmental regulations on the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates and the availability of working capital.

Travel and the Economy

Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies began improving in 2010 and that improvement has continued through the first and second quarter of 2012. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained and there are still several trends which make our performance difficult to forecast.

Distributions

The Partnership did not make a distribution in the first or second quarter of 2012 or in 2011.

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

For the three and six month periods ended June 30, 2012, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that future cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payable, accounts payable and accrued expenses. Accrued expenses decreased from December 31, 2011 largely due to payments of costs associated with the environmental remediation at the University hotel, which were previously accrued.

The working capital reserve of $1,185,457 and $628,413 as of June 30, 2012 and December 31, 2011, respectively, represents all cash and cash equivalents, as defined in Note 3 of the accompanying condensed consolidated financial statements, maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.  The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

Financing

On May 6, 2008, the Partnership refinanced the mortgage loans associated with the Plymouth, Roseville and Clearwater hotels with General Electric Credit Corporation (GE).  A separate mortgage loan was issued with respect to each property, each collateralized by a property.  An event of default under each mortgage loan constitutes an event of default under the other mortgage loans. The mortgage loans had original principal balances of $1,150,000, $2,700,000 and $1,150,000 for the Plymouth, Roseville and Clearwater hotels, respectively.  The mortgage loans each bear interest rates of 6.79% and require monthly payments of principal and interest in the amounts of $8,837, $20,748 and $8,837 for the Plymouth, Roseville and Clearwater hotels, respectively, through June 30, 2013, at which time the interest rates of the mortgage loans shall be adjusted based upon an Index of the then prevailing five (5) year Interest Rate Swap plus 366 basis points.  The monthly principal and interest payments will be adjusted as of July 1, 2013 to a monthly payment of principal and interest based upon the adjusted interest rate that will amortize the remaining balances over the remaining term of the mortgages.  The mortgage loans have a maturity date of January 1, 2016, at which time the entire outstanding principal balances are due.

On January 6, 2012, the Clearwater loan and related interest were paid in full at the closing of the sale of the Clearwater hotel.

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

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (CRI Hotel of Minnesota), was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin National Bank of Minneapolis (Franklin Bank).  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P and accordingly, will at times hereinafter, be referred to with the Partnership as the Partnership.  On December 17, 2010, CRI Hotel of Minnesota entered into a mortgage loan with Franklin Bank for the purpose of refinancing the loan with Remediation Capital, which was maturing on December 31, 2011.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance  is due. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

During the 2008 financing with GE, the Phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue, which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.   To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, NOVA prepared a Corrective Action Design (CAD) plan which was submitted to and approved by the MPCA.  In December of 2011, the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed.  The remediation system will be monitored and ground water and air samples will be tested monthly for a minimum one year period to determine if risks associated with the contaminants are reduced to an acceptable level.    At June 30, 2012, $46,945 of expenses have been accrued related to the CAD plan.

Working Capital Reserve

The working capital reserve of $1,185,457 and $628,413 as of June 30, 2012 and December 31, 2011, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner, at its own discretion, may use the working capital reserve for operations or to reduce the amount of existing debt.

Results of Operations - Partnership

The Partnership experienced an increased net loss for the three month period ended June 30, 2012 compared to a net loss for the three month period ended June 30, 2011 primarily due to a decrease in operating revenues due to the sale of Clearwater and an increase in operating costs.

The General Partner is not able to predict the future trend of hotel gross operating income, especially room revenue as it is affected by occupancy and average daily rate.  The General Partner continues to work closely with the hotels’ manager to contain any increase in unallocated operating expenses.

An analysis of each hotels’ operating results for the three and six  month periods ended June 30, 2012 and 2011, follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2012 and 2011, follow.

	Gross Operating Income		Gross Operating Income
	for the three months ended		For the six months ended
	June 30,		June 30
Hotel Location	2012	2011	2012	2011

Minneapolis, MN	$597,954	$632,016	$1,041,719	$1,085,666
Plymouth, MN	177,451	152,535	304,084	229,446
Roseville, MN	258,303	241,711	450,669	382,557
Scottsdale, AZ	248,015	313,564	1,016,844	1,085,984

Total continuing operations	1,281,723	1,339,826	2,813,316	2,783,653

Operations of asset held for sale:
Clearwater, FL	-	100,201	(44,977)	296,708

Total	$1,281,723	$1,440,027	$2,768,339	$3,080,361

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

	Operating Income (Loss)		Operating Income (Loss)
	for the three months ended		for the six months ended
	June 30,		June 30,
Hotel Location	2012	2011	2012	2011

Minneapolis, MN	$280,115	$302,091	$395,000	$432,955
Plymouth, MN	34,275	20,109	445	(48,773)
Roseville, MN	95,426	86,489	113,363	73,934
Scottsdale, AZ	(96,075)	(46,367)	291,042	210,470
Depreciation and net partnership
operating expenses	(244,285)	(212,083)	(633,090)	(548,526)

Total continuing operations	69,456	150,239	166,760	120,060

Operations of asset held for sale:
Clearwater, FL	-	(52,643)	(44,977)	(47,031)

Total	$69,456	$97,596	$121,783	$73,029

	Average Occupancy		Average Occupancy
	for the three months ended		for the six months ended
	June 30,		June 30,
Hotel Location	2012	2011	2012	2011

Minneapolis, MN	81%	80%	77%	75%
Plymouth, MN	64%	57%	58%	49%
Roseville, MN	68%	66%	65%	58%
Scottsdale, AZ	47%	53%	58%	62%

Operations of asset held for sale:
Clearwater, FL	--%	44%	--%	48%

Minneapolis, Minnesota:  Gross operating income for the three month period ended June 30, 2012 decreased from 2011 primarily due to an increase in room expenses.

Plymouth, Minnesota:  Gross operating income increased for the three month period ended June 30, 2012 compared to 2011 primarily due to a 7% increase in occupancy.

Roseville, Minnesota: Gross operating income increased for the three month period ended June 30, 2012 compared to 2011 primarily due to a 2%  increase in occupancy.

Scottsdale, Arizona:  Gross operating income for the three month period ended June 30, 2012 decreased from 2012 primarily due to a slight decrease in occupancy which affected room revenue.

Clearwater, Florida: Gross operating income for three month period ended June 30, 2012 decreased compared to 2011 due to the property being sold on January 6, 2012.

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures

In February  2011, representatives of the General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports.  We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a consultant with the requisite accounting expertise to resolve the above issue and expect to implement changes in the near term. In addition, there have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

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

Based on our evaluation, for the reasons set forth above under controls and procedures, management has concluded that its internal control over financial reporting was not effective as of June 30, 2012.

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

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures - Continued

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

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2012.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

	by:	CRICO Hotel Associates I, L.P.
General Partner

		by:	C.R.I., Inc.
Managing General Partner

December 21, 2012			by:	/s/ H. William Willoughby
DATE				H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Acount Officer