Form 10-Q
period 2012-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2013-02-19
CIK 808377

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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
Yes ☐                                No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                                                                                   ☐           Accelerated filer☐
Non-accelerated filer (Do not check if a smaller reporting company)                                                                                                             ☐                   Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☒

As of February 15, 2013, the issuer had 868,662 outstanding beneficial assignee certificates.

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	- September 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations
	- for the three and nine months ended September 30, 2012 and 2011	2
	Condensed Consolidated Statement of Changes in Partners’ Deficit
	- for the nine months ended September 30, 2012	3
	Condensed Consolidated Statements of Cash Flows
	- for the nine months ended September 30, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II	OTHER INFORMATION

Item 5.	Other Information	21

Item 6.	Exhibits	22

Signature		23

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011
		(Note 1)

Assets held for sale	$255,266	$1,847,101

Property and Equipment - at cost
Land	1,191,990	1,191,990
Buildings and site improvements	11,051,370	11,051,370
Furniture, fixtures and equipment	2,369,006	2,275,854
Leasehold improvements	1,521,020	1,521,020
	16,133,386	16,040,234

Less: accumulated depreciation and amortization	(12,301,942)	(11,882,733)

	3,831,444	4,157,501

Hotel Operating Cash	303,617	63,202
Working capital reserves	1,256,776	628,413
Restricted Cash	907,686	999,636
Receivables and other assets, net of
allowance for doubtful accounts of $25,857 and $34,996 respectively	390,371	317,275
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $693,543 and $675,861, respectively	122,540	140,221
Property Purchase costs, net of
accumulated amortization of $145,247 and $141,779, respectively	24,368	27,836
Loan refinancing costs, net of
accumulated amortization of $211,174 and $180,410 respectively	77,611	108,375

	6,914,413	6,442,459

Total assets	$7,169,679	$8,289,560

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses	$493,762	$522,187
Hotel trade payables	89,099	58,508
Mortgages payable	6,772,957	6,923,701
Liabilities related to assets held for sale	218,246	1,335,162

Total liabilities	7,574,064	8,839,558

Partners’ (deficit)
General Partner	(396,873)	(399,785)
Beneficial Assignee Certificates (BACs) Series A;
868,662 BACs issued and outstanding	(7,512)	(150,213)

Total partners' deficit	(404,385)	(549,998)

Total liabilities and partners' deficit	$7,169,679	$8,289,560

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
		(Note 1)		(Note 1)
Revenue:
Rooms	$1,640,469	$1,597,733	$4,147,274	$3,938,024
Rental and other	82,516	85,369	236,120	238,413
Telephone	872	1,577	2,181	4,243

	1,723,857	1,684,679	4,385,575	4,180,680

Departmental expenses:
Rooms	(492,933)	(482,948)	(1,327,825)	(1,236,738)
Rental and other	(7,003)	(7,240)	(23,006)	(22,815)
Telephone	(6,854)	(6,532)	(21,174)	(21,926)
	(506,790)	(496,720)	(1,372,005)	(1,281,479)

Gross operating income	1,217,067	1,187,959	3,013,570	2,899,201

Unallocated operating income (expenses):
Interest and other income	349	1,533	1,295	4,267
General and administrative	(223,038)	(336,047)	(686,180)	(741,586)
Depreciation and amortization	(154,496)	(156,141)	(467,622)	(470,498)
Building Lease Expense	(5,815)	(5,865)	(11,629)	(16,775)
Marketing	(109,109)	(109,329)	(288,346)	(280,185)
Energy	(86,829)	(81,543)	(252,588)	(269,004)
Property operations and maintenance	(115,512)	(102,625)	(317,615)	(293,373)
Property taxes	(99,811)	(99,441)	(298,551)	(289,865)
Management fees	(60,678)	(58,983)	(153,478)	(146,376)
Professional fees	(111,013)	(285,018)	(338,883)	(478,847)
Base asset management fee	(23,438)	(23,438)	(70,313)	(70,313)

Total operating costs and expenses	(989,390)	(1,256,897)	(2,883,910)	(3,052,555)

Operating income (loss) from continuing operations	227,677	(68,938)	129,660	(153,354)

Interest expense	(121,169)	(141,748)	(360,207)	(446,299)

Income (loss) from continuing operations	106,508	(210,686)	(230,547)	(599,653)

Gain on sale of hotel property	-	-	417,303	-
Asset impairment	(87,104)	-	(87,104)	-
(Loss) income from operations of asset held for sale	(176,884)	(190,518)	45,961	(33,073)

Net (loss) income from discontinued operations	(263,988)	(190,518)	376,160	(33,073)

Net (loss) income	$(157,480)	$(401,204)	$145,613	$(632,726)

Net (loss) income allocated to GP (2%)	$(3,150)	$(8,024)	$2,912	$(12,655)

Net (loss) income allocated to BAC holders (98%)	$(154,330)	$(393,180)	$142,701	$(620,071)

Income(loss) from continuing operations per BAC, based on 868,662 BACs outstanding	$0.12	$(0.24)	$(0.26)	$(0.69)

Income(loss) from discontinued operations per BAC, based on 868,662 BACs outstanding	$(0.30)	$(0.21)	$0.42	$(0.02)

Net (loss) income per BAC, based on 868,662 BACs outstanding	$(0.18)	$(0.45)	$0.16	$(0.71)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

		Beneficial
		Assignee
	General	Certificate
	Partner	Holders	Total

Partners' deficit, January 1, 2012	$(399,785)	$(150,213)	$(549,998)

Net income	2,912	142,701	145,613

Partners' deficit , September 30, 2012	$(396,873)	$(7,512)	$(404,385)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:		(Note 1)

Net income (loss)	$145,613	$(632,726)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	467,622	470,498
Gain on sale of hotel property	(417,303)	-
Asset impairment	87,104	-

Changes in assets and liabilities:
Increase in receivables and other assets, net	(73,096)	(29,405)
(Decrease) increase in accounts payable and accrued expenses	(28,426)	311,011
Increase (decrease) in hotel trade payables	30,591	(68,228)
(Decrease) increase in liabilities held for sale	(72,840)	97,848
Increase (decrease) in assets related to assets held for sale	109,181	(10,315)

Net cash provided by operating activities	248,446	138,683

Cash flows from investing activities:
Net additions to property and equipment	(93,152)	(111,355)
Change in working capital reserve	(628,363)	219,883
Change in restricted cash	91,950	-
Change in property and equipment held for sale	(28,421)	-
Proceeds from sale of hotel property	1,844,775	-

Net cash provided by investing activities	1,186,789	108,528

Cash flows from financing activities:
Repayment of principal on mortgage loan	(1,194,820)	(135,443)

Net cash used in financing activities	(1,194,820)	(135,443)

Net increase in hotel operating cash	240,415	111,768

Hotel operating cash, beginning of period	63,202	85,020

Hotel operating cash, end of period	$303,617	$196,788

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$360,207	$304,550

Significant noncash investing and financing activity:

Fixed Asset reduction	$1,354,368	$-

Write-off of financing costs	$73,104	$-

The accompanying notes are an integral part
of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

1.           BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. and CRI Hotel Income of Minnesota, LLC (the “Partnership”) as of September 30, 2012, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2012 and 2011.  The results of operations for the interim period ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

During the three and nine month periods ended September 30, 2012, the Scottsdale Inn was classified as held for sale on the condensed consolidated balance sheet and its operations were reported separately on the condensed consolidated statement of operations as (loss) income from operations of asset held for sale ( see Note 2).  As such, the 2011 balances on the condensed consolidated balance sheets, condensed consolidated statements of operations, and cash flows have been reclassified to conform to the current year presentation.

2.           LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.  During the three month and nine month periods ended September 30, 2012, $87,104 of impairment loss was recognized. No impairment loss was recognized for the periods ended September 30, 2011.

Assets to be disposed of are separately presented on the condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met.  Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

2.           LONG-LIVED ASSETS AND ASSETS HELD FOR SALE – Continued

The assets and liabilities of a group classified as held for sale are presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheet.  Operations from a group classified as held for sale are reported in operations of asset held for sale.

As of December 31, 2011, Clearwater is classified as held for sale.  On January 6, 2012 the Clearwater hotel was sold.  As of September 30, 2012, Scottsdale is classified as held for sale.  Assets held for sale for Clearwater and Scottsdale as of September 30, 2012 were $0 and $255,266, respectively.  As the fair value of the Scottsdale assets were less than the carrying value, an impairment loss was recorded in the amount of $87,104.   Liabilities related to assets held for sale as of September 30, 2012 were $0 and $218,246 for Clearwater and Scottsdale, respectively.

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

5.           RESTRICTED CASH

Restricted cash is cash that has been escrowed in order to pay for real estate taxes, environmental matters and property maintenance. These escrow accounts were required as part of the mortgage loan covenants for the loan entered into by CRI Hotel of Minnesota, LLC (discussed further in Note 6.) As of September 30, 2012, $907,686 of restricted cash is being held at Franklin Bank.  Of this amount $336,508 is in an environmental escrow which will be released upon resolution of the environmental matter further discussed below.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

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

The Partnership made installments of principal and interest for all mortgage loans aggregating $512,417 and $779,059 for the period ended September 30, 2012 and the period ended December 31, 2011, respectively.  Additionally, the $1,044,076 promissory note balance related to Clearwater was paid at the January 6, 2012 sale closing. The Partnership’s aggregate balance on the loans was $6,772,957 and $7,967,777 as of September 30, 2012 and December 31, 2011, respectively. The Clearwater loan balance at December 31, 2011 is included in liabilities related to assets held for sale.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

7.           ENVIRONMENTAL MATTERS

During the 2008 financing with GE, the Phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.   To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, NOVA prepared a Corrective Action Design (CAD) plan which was submitted to and approved by the MPCA.  In December of 2011 the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed.  The remediation system will be monitored and ground water and air samples will be tested monthly for a minimum one year period to determine if risks associated with the contaminants are reduced to an acceptable level.  The Partnership incurred and paid costs of $116,371 for remediation related services in 2011.  As of September 30, 2012 and December 31, 2011, $37,817 and $156,837 of expenses have been accrued related to the CAD plan.

8.           DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution during the first, second or third quarter of 2012 or 2011.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

9.           COMMITMENTS – Continued

Management fee expense, for the three and nine month periods ended September 30, 2012, was $60,678 and $153,478, respectively, and $58,983 and $146,376 for the three and nine month periods ended September 30, 2011, respectively.

b.           Lease Agreements

The Partnership owns a leasehold interest in the Scottsdale Days Inn.  The Partnership has entered into various amendments to the lease extending its term and required lease payments.  For the year 2011, lease payments were based upon a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000.  On December 1, 2011, the Partnership executed a restated Seventh Addendum to the Lease and Fifth Extension Term which among other things extended the lease term to December 31, 2012 and fixed the annual lease payment to $350,000 paid in equal monthly installments.   On September 30, 2012, management decided not to renew the lease upon its expiration on December 31, 2012.  Subsequently, operations of the hotel ceased on November 30, 2012. During December 2012, all the personal property at the hotel was sold for a sum of $82,500.  These assets were written down to the sale amount at September 30, 2012, resulting in an impairment loss of $87,104.  Costs incurred to vacate the premises totaled $35,000 and were accrued for at September 30, 2012.

For the three and nine month periods ended September 30, 2012, the lease payments were $89,382 and $268,146, respectively.  For the three and nine month periods ended September 30, 2011, the lease payments were $82,227 and $389,518, respectively.

c.           License Agreements

Each of the hotels is operated as a Days Inn under separate License Agreements between the Partnership and Days Inn Worldwide, Inc. The License Agreement for the Scottsdale hotel expired on December 31, 2012.  The License Agreements for the remaining three hotels, University, Roseville and Plymouth, expire on September 30, 2018.

d.           Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

10.           BUILDING LEASE AGREEMENTS

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant.  The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in rental and other income in the accompanying combined consolidated statements of operations, was  $73,385 for each of the nine months ended September 30, 2012 and 2011, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015.  Gross base rental income pursuant to the lease agreement with India Palace, which is included in rental and other income in the accompanying combined consolidated statements of operations, was $7,500 for each of the nine month periods ended September 30, 2012 and 2011, respectively.

11.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS

The following is a summary of the assets held for sale and liabilities related to assets held for sale as of September 30, 2012 and December 31, 2011 for Scottsdale (unaudited):

ASSETS HELD FOR SALE

	September 30,	December 31,
	2012	2011

Building improvements	$97,545	$119,801

Furniture, fixtures and equipment	1,591,594	1,628,021

	1,689,139	1,747,822

Less: Accumulated depreciation	(1,606,639)	(1,585,084)

Net property and equipment	82,500	162,738

Other assets	172,766	176,208

	$255,266	$338,946

LIABILITIES RELATED TO ASSETS HELD FOR SALE

Accounts payable and accrued expenses	$141,117	$75,136

Hotel trade payables	77,129	121,370

	$218,246	$196,506

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

11.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS – Continued

The following is a summary of the assets held for sale and liabilities related to assets held for sale as of September 30, 2012 and December 31, 2011 for Clearwater (unaudited):

ASSETS HELD FOR SALE

	September 30,	December 31,
	2012	2011

Land	$-	$382,500

Building	-	3,226,426

Furniture, fixtures and equipment	-	839,844

	-	4,502,770

Less: Accumulated depreciation	-	(3,148,401)
Net property and equipment	-	1,354,369
Deferred costs, net	-	73,104

Other assets	-	80,682

	$-	$1,508,155

LIABILITIES RELATED TO ASSETS HELD FOR SALE

Accounts payable and accrued expenses	$-	$34,033
Mortgage payable	-	1,044,076
Hotel trade payables	-	60,547

	$-	$1,138,656

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

11.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS – Continued

The following is a summary of operating (loss) income from operations of Scottsdale for the periods noted:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Rooms	$321,578	$366,205	$1,613,979	$1,733,033
Food and beverage	4,807	6,176	17,446	22,569
Rental and other	5,606	6,213	25,592	23,646
Telephone	1,656	2,601	7,644	10,138

	333,647	381,195	1,664,661	1,789,386

Departmental expenses:
Rooms	(116,452)	(132,355)	(416,549)	(436,094)
Food and beverage	(2,727)	(3,172)	(10,805)	(13,209)
Rental and other	(15)	(11)	(241)	(155)
Telephone	(4,350)	(3,542)	(10,141)	(11,829)

	(123,544)	(139,080)	(437,736)	(461,287)

Gross operating income	210,103	242,115	1,226,925	1,328,099

Unallocated operating income (expenses):
General and administrative	(87,067)	(52,359)	(200,165)	(167,461)
Depreciation and amortization	(9,967)	(3,361)	(29,397)	(9,355)
Marketing	(48,889)	(63,512)	(186,320)	(210,696)
Energy	(58,956)	(68,710)	(139,350)	(156,012)
Building lease	(89,382)	(82,227)	(268,146)	(389,518)
Property operations and maintenance	(49,304)	(50,011)	(148,705)	(143,558)
Property taxes	(28,413)	(30,876)	(85,239)	(92,628)
Management fees	(15,009)	(17,153)	(74,875)	(80,489)

	(386,987)	(368,209)	(1,132,197)	(1,249,717)

Operating (loss) income from operations of
asset held for sale	$(176,884)	$(126,094)	$94,728	$78,382

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

11.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS – Continued

The following is a summary of operating loss from operations of Clearwater for the periods noted:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Rooms	$-	$177,557	$10,040	$663,410
Rental and other	-	5,021	228	21,878
Telephone	-	405	875	1,153

	-	182,983	11,143	686,441

Departmental expenses:
Rooms	-	(93,411)	(16,372)	(292,659)
Rental and other	-	(855)	(101)	(2,272)
Telephone	-	(3,004)	-	(9,089)

	-	(97,270)	(16,473)	(304,020)

Gross operating income (loss)	-	85,713	(5,330)	382,421

Unallocated operating income (expenses):
General and administrative	-	(40,479)	(12,634)	(122,816)
Depreciation and amortization	-	-	-	(45,212)
Marketing	-	(21,742)	(7,526)	(66,295)
Energy	-	(32,016)	2,132	(92,534)
Building lease	-	(553)	(18,453)	(1,658)
Property operations and maintenance	-	(30,099)	(5,942)	(84,823)
Property taxes	-	(18,849)	(667)	(56,547)
Management fees	-	(6,399)	(347)	(23,991)

	-	(150,137)	(43,437)	(493,876)

Operating loss from operations of
asset held for sale	$-	$(64,424)	$(48,767)	$(111,455)

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

12.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership paid the General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the hotels.  The Partnership paid $1,142,516 in acquisition fees.  The acquisition fees were capitalized and are being amortized over a thirty-year period using the straight-line method. When the Partnership sells a hotel, the associated acquisition fees are written off.

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2012, the Partnership paid $12,487 and $51,301 and $5,785 and $47,640 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General partner provided legal and tax accounting services to the Partnership.  For the three and nine month periods ended September 30, 2012, the Partnership paid $24,766 and $114,746 and $29,347 and $111,088 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying combined consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee) equal to 0.50% of the weighted average balance of the adjusted partnership investment during  the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $23,438 for each of the three month periods ended September 30, 2012 and 2011. The Management Fee paid for each of the nine month periods ended September 30, 2012 and 2011 was $70,313.

13.           DEPRECIATION AND AMORTIZATION

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
September 30, 2012 and 2011
(Unaudited)

13.           DEPRECIATION AND AMORTIZATION - Continued

Property purchase cost and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which is being amortized over the remaining lease term.  Loan refinancing costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method.

14.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains eighteen cash accounts.  As of September 30, 2012, the uninsured portion of the cash balance was $714,902.

Bank	Number of Accounts	Bank Balance September 30, 2012	Insured September 30, 2012	Uninsured September 30, 2012
Bank of America, N.A.	7	$128,413	$128,413	$0
Wells Fargo	2	$18,160	$18,160	$0
Franklin Bank	6	$1,059,910	$402,225	$657,685
Eagle Bank	3	$1,273,289	$1,216,072	$57,217

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
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

Distributions

The Partnership did not make a distribution in the first, second, or third quarter of 2012 or 2011.

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

For the three and nine month periods ended September 30, 2012, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that future cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payables, accounts payable and accrued expenses. Accrued expenses decreased from December 31, 2011 largely due to payments of costs associated with the environmental remediation at the University hotel, which were previously accrued.

The working capital reserve of $1,256,776  and $628,413 as of September 30, 2012 and December 31, 2011, respectively, represents all cash and cash equivalents, as defined in Note 3 of the accompanying condensed consolidated financial statements, maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.  The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

Financing

On May 6, 2008, the Partnership refinanced the mortgage loans associated the Plymouth, Roseville and Clearwater hotels with General Electric Credit Corporation (GE).  A separate mortgage loan was issued with respect to each property, each collateralized by a property.  An event of default under each mortgage loan constitutes an event of default under the other mortgage loans. The mortgage loans had original principal balances of $1,150,000, $2,700,000 and $1,150,000 for the Plymouth, Roseville and Clearwater hotels, respectively.  The mortgage loans each bear interest rates of 6.79% and require monthly payments of principal and interest in the amounts of $8,837, $20,748 and $8,837 for the Plymouth, Roseville and Clearwater hotels, respectively, through September 30, 2013 at which time the interest rates of the mortgage loans shall be adjusted based upon an Index of the then prevailing five (5) year Interest Rate Swap plus 366 basis points.  The monthly principal and interest payments will be adjusted as of July 1, 2013 to a monthly payment of principal and interest based upon the adjusted interest rate that will amortize the remaining balances over the remaining term of the mortgages.  The mortgage loans have a maturity date of January 1, 2016, at which time the entire outstanding principal balances are due.

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

On November 9, 2010, CRI Hotel Income of Minnesota, LLC (CRI Hotel of Minnesota), was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin National Bank of Minneapolis (Franklin Bank).  CRI Hotel of Minnesota is a wholly-owned subsidiary of CRI Hotel Income Partners, L.P and, accordingly, will at times hereinafter be referred to with the Partnership as the Partnership.  On December 17, 2010, CRI Hotel of Minnesota entered into a mortgage loan with Franklin Bank for the purpose of refinancing the loan with Remediation Capital, which was maturing on December 31, 2011.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance is due. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

During the 2008 financing with GE, the Phase I environmental study and subsequent Phase II environmental study of the University hotel required by GE revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous.  The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”).  The Partnership’s ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem.  NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination.   NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property.  NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition.   To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, NOVA prepared a Corrective Action Design (CAD) plan which was submitted to and approved by the MPCA.  In December of 2011, the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed.  The remediation system will be monitored and ground water and air samples will be tested monthly for a minimum one year period to determine if risks associated with the contaminants are reduced to an acceptable level.  At September 30, 2012, $37,817 of expenses have been accrued related to the CAD plan.

Working Capital Reserve

The working capital reserve of $1,256,776 and $628,413 as of September 30, 2012 and December 31, 2011, respectively, represents all cash and cash equivalents maintained as working capital for the Partnership.  In accordance with the terms of the Partnership Agreement, the working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of existing debt.

Results of Operations - Partnership

The Partnership experienced a decrease in net loss for the three month period ended September 30, 2012 compared to the net loss for the three month period ended September 30, 2011 primarily due to a decrease in partnership operating expenses.

The General Partner is not able to predict the future trend of hotel gross operating income, especially room revenue as it is affected by occupancy and average daily rate.  The General Partner continues to work closely with the hotels’ manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three month periods ended September 30, 2012 and 2011, follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below.  Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating Income represents Gross Operating Income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the three month periods ended September 30, 2012 and 2011, follow.

	Gross Operating Income		Gross Operating Income (Loss)
	for the three months ended		For the nine months ended
	September 30,		September 30
Hotel Location	2012	2011	2012	2011

Minneapolis, MN	$675,886	$665,002	$1,717,636	$1,750,668
Plymouth, MN	238,173	218,930	542,257	448,376
Roseville, MN	303,008	304,027	753,677	700,157

Total continuing operations	1,217,067	1,187,959	3,013,570	2,899,201

Operations of asset held for sale:
Scottsdale, AZ	210,103	242,115	1,226,925	1,328,099
Clearwater, FL	-	85,713	(5,330)	382,421

Total	$1,427,170	$1,515,787	$4,235,165	$4,609,721

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

	Operating Income (Loss)		Operating Income (Loss)
	for the three months ended		for the nine months ended
	September 30,		September 30,
Hotel Location	2012	2011	2012	2011

Minneapolis, MN	$326,668	$322,884	$721,668	$755,839
Plymouth, MN	74,315	62,299	74,760	13,526
Roseville, MN	113,316	134,128	226,679	223,062
Depreciation and net partnership
operating expenses	(286,622)	(588,249)	(893,447)	(1,145,781)

Total continuing operations	227,677	(68,938)	129,660	(153,354)

Operations of asset held for sale:
Scottsdale, AZ	(176,884)	(126,094)	94,728	78,382
Clearwater, FL	-	(64,424)	(48,767)	(111,455)

Total	$50,793	$(259,456)	$175,621	$(186,427)

	Average Occupancy		Average Occupancy
	for the three months ended		for the nine months ended
	September 30,		September 30,
Hotel Location	2012	2011	2012	2011

Minneapolis, MN	87%	86%	80%	79%
Plymouth, MN	75%	77%	64%	57%
Roseville, MN	81%	80%	70%	66%

Operations of asset held for sale:
Clearwater, FL	--%	40%	--%	43%
Scottsdale, AZ	50%	55%	55%	60%

Minneapolis, Minnesota:  Gross operating income for the three month period ended September 30, 2012 increased from 2011 primarily due to an increase in occupancy.

Plymouth, Minnesota:  Gross operating income increased for the three month period ended September 30, 2012 compared to 2011 primarily due to an increase in the average room rates.

Roseville, Minnesota: Gross operating income decreased for the three month period ended September 30, 2012 compared to 2011 primarily due to an increase in room expenses.

Scottsdale, Arizona:  Gross operating income for the three month period ended September 30, 2012 decreased from 2011 primarily due to a decrease in occupancy which affected room revenue.

Part I.	FINANCIAL INFORMATION
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15.  Based on that evaluation, the principal executive officer and chief financial officer have concluded that, as the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a consultant with the requisite accounting expertise to resolve the above issue and expect to implement changes in the near term.

Changes in internal controls

There have been no significant changes in the Partnership’s internal controls over financial reporting that occurred during the Partnership’s most recent fiscal quarter ended September 30, 2012  that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal controls over financial reporting.

Part II	OTHER INFORMATION
Item 5.	Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2012.

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

Part II	OTHER INFORMATION
Item 6.	Exhibits

Exhibit No.	Description
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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

	by:	CRICO Hotel Associates I, L.P.
General Partner

		by:	C.R.I., Inc.
Managing General Partner

February 19, 2013			by:	/s/ H. William Willoughby
DATE				H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Acount Officer