Form 10-K
period 2012-12-31
CRI HOTEL INCOME PARTNERS L P
filed 2013-03-29
CIK 808377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.

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
Yes     ☐    No      ☑

As of March 29, 2013, the issuer had 868,662 outstanding beneficial assignee certificates.

DOCUMENTS INCORPORATED BY REFERENCE

CRI HOTEL INCOME PARTNERS, L.P.

2012 ANNUAL REPORT ON FORM 10-K

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

The number of BACs sold, along with debt instruments issued by the Partnership, generated sufficient proceeds to purchase five hotels and one leasehold interest.  As of December 31, 2012, the Partnership remained invested in three hotels, as discussed below.

Employees

The Partnership has no employees. Services are performed by CRI, the general partner of the General Partner, and agents retained by it.  See the notes to the consolidated financial statements for additional information concerning these services.

ITEM 1A.                      RISK FACTORS

The Partnership’s business is subject to various risks that could have a negative effect on the Partnership’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by the Partnership, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Partnership’s 2012 Annual Report contained herein.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Partnership.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.

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

I-1

PART I

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

Economic conditions may adversely affect the hotel industry. The performance of the hotel industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. gross domestic product (“GDP”). The hotel industry is also sensitive to business and personal discretionary spending levels. Declines in corporate budgets and consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenue and profitability of our hotels and therefore the net operating profits of our investments. The economic downturn in 2008 and 2009 led to significant decline in demand for products and services provided by the hotel industry, but hotel demand has experienced a steady improvement beginning in early 2010. A slowing of the current economic recovery or new economic weakness could have an adverse effect on our revenue and negatively affect our profitability.

Unexpected capital expenditures could adversely affect our cash flow. Hotels require ongoing renovations and other capital improvements, including periodic replacement or refurbishment of furniture, fixtures and equipment. If capital expenditures exceed expectations, there can be no assurance that sufficient sources of financing will be available to fund such expenditures.

Because the Partnership’s remaining hotels are located in only one market, a decline in market conditions could have an adverse impact on the Partnership’s results from operations.  A major portion of the Partnership’s revenues and income is derived from its owned hotels.  The three hotels the Partnership operated at the end of 2012 are located in the Minneapolis, Minnesota metropolitan area. The Partnership’s future results are heavily dependent on the market conditions and the supply of and demand for hotel rooms in this specific market.

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

I-2

Item 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

A schedule of the hotels owned by the Partnership as of December 31, 2012, follows:

NAME AND LOCATION	NO. OF ROOMS	DATE ACQUIRED	PURCHASE PRICE
Minneapolis Days Inn (University Hotel) Minneapolis, Minnesota	129	11/1/1987	$4,800,000
Plymouth Days Inn Plymouth, Minnesota	113	12/30/1987	$4,000,000
Roseville Days Inn Roseville, Minnesota	114	3/1/1988	$4,200,000

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing, for information concerning the mortgage financing.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S BENEFICIAL ASSIGNEE CERTIFICATES,
RELATED PARTNERSHIP MATTERS, AND ISSUER PURCHASES OF BENEFICIAL ASSIGNEE CERTIFICATES

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

(b)	As of March 29, 2013, there were 829 registered holders of BACs in the Partnership.

(c)	The Partnership did not make a distribution in 2012 or 2011.

ITEM 6. SELECTED FINANCIAL DATA

None.
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

The Partnership’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section is based on the consolidated financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2012.  Property and equipment are depreciated or amortized over their useful lives or remaining lease terms, ranging from one to thirty years using the straight-line method.  The calculation requires three amounts for each asset: (1) the purchase price, (2) the estimated useful life, and (3) the estimated residual value at the end of the asset’s useful life.  Of these three amounts, two are estimates that require significant management judgment.  In order to determine the appropriate allocation, management periodically reviews the particular asset’s historical or current replacement cost, useful economic life, residual value, and estimated recoverability, and updates this information as necessary.  Depreciation and amortization expense is a significant expense of the Partnership and a change in the estimate of useful life or residual value of its assets could significantly impact the statement of operations.

Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standard Update ( ASU) No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Partnership adopted this update as of January 1, 2012 and the adoption did not have a material impact on the Partnership's results of operations, financial position, or cash flows during the year ended December 31, 2012.

Results of Operation - Partnership

We experienced continued positive business trends in 2012, with improvement in demand and average daily rate compared to the prior year in most of our hotels. For the year ended December 31, 2012, as compared to 2011, we generally experienced increases in occupancy and average daily rate resulting in increases in operating performance at most of our hotels.
For 2013, we believe that if various economic forecasts projecting continued modest expansion are accurate, this may lead to a gradual and modest increase in lodging demand for both leisure and business travel, although we expect there to be continued pressure on rates, as leisure and business travelers alike continue to focus on cost containment. As such, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, or be sustained, or that any losses will not increase for these or any other reasons.

2012 versus 2011

The Partnership recognized net income for the year ended December 31, 2012, compared to a net loss in the prior year.  This change was primarily due to increased revenue resulting from the gain recorded as a result of the Clearwater hotel sale.

As of December 31, 2012, the Partnership owned three Days Inn hotels located in Minneapolis, Plymouth and Roseville, Minnesota. As of December 31, 2011, the Partnerships owned the three Days Inn hotels located in Minnesota, one Days Inn hotel located in Clearwater, Florida and a leasehold interest in one Days Inn hotel located in Scottsdale, Arizona. On January 6, 2012, the Clearwater Days Inn was sold to an unaffiliated third party for a sale price of $2,000,000. Proceeds from the sale were used to retire the associated mortgage obligation, pay costs associated with the closing and to pay obligations of the operating hotel. The balance of the sale proceeds were retained in working capital. On December 31, 2012, the land lease associated with the Scottsdale Days Inn terminated in accordance with the terms of the Lease Agreement.

The Partnership recognized a net income of $30,425 for the year ended December 31, 2012, compared to a net loss of $664,140 for the year ended December 31, 2011, primarily due to improved operations of the three remaining hotels, a $133,365 decrease in Scottsdale land lease payments, a $110,206 decrease in interest expense, primarily related to repayment of the Clearwater mortgage, and a gain of $417,303, primarily due to the sale of the Clearwater hotel.

Gross room revenue from the remaining hotels as of December 31, 2012 increased by $241,085, or 4.7%, due to a 7% increase in occupancy and 4.3% overall increase in average room rates. The increase in gross room revenue was partially offset by a 6.0% increase in departmental expenses, primarily due to increased room expenses from higher occupancies, and a 5% increase in other operating expenses. Gross operating income, prior to fixed expenses, replacement reserves and capital expenses, from the operations of the remaining hotels increased modestly to $3,871,615 for the year ended December 31, 2012, compared to $3,739,414 for the year ended December 31, 2011.

Results of Operations – Hotels

Analysis of each hotel’s operating results for the year 2012 versus the year 2011 follows:

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

The Partnership’s statements of operations include operating results for each of the hotels as summarized below.  Gross operating income (loss) represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses.  Operating (loss) income represents gross operating income less unallocated operating income and expenses.  The results of operations and average occupancy for the hotels for the years ended December 31, 2012 and 2011 follow:

	Gross Operating Income (Loss)
Hotel Location	2012	2011
Minneapolis, MN	$2,241,231	$2,245,628
Plymouth, MN	671,565	558,453
Roseville, MN	958,819	935,333

Total continuing operations	3,871,615	3,739,414

Operations of asset held for sale:
Scottsdale, AZ	1,362,181	1,658,789
Clearwater, FL	(5,538)	457,103

Total	$5,228,258	$5,855,306

	Operating (Loss) Income
Hotel Location	2012	2011
Minneapolis, MN	$922,803	$934,103
Plymouth, MN	61,091	219
Roseville, MN	255,858	289,286
Depreciation and net Partnership
Operating expenses	(1,002,458)	(1,224,312)

Total continuing operations	237,294	(704)

Operations of asset held for sale:
Scottsdale, FL	(98,609)	82,516
Clearwater, FL	(48,889)	(159,072)

Total	$89,796	$(77,260)

	Average Occupancy
Hotel Location	2012	2011
Clearwater, FL	—%	43%
Minneapolis, MN	79%	79%
Plymouth, MN	60%	54%
Roseville, MN	67%	66%
Scottsdale, AZ	—%	58%

2012 versus 2011

Minneapolis, Minnesota: Operations of the hotel in 2012 were relatively flat with 2011 operations. Construction of a light rail system in the area has limited accessibility throughout the hotel's market area. Both occupancy and average room rates at the hotel increased a modest 0.9% in 2012 over 2011. This was partially offset by a 4% increase in departmental expenses and a 5.5% increase in property taxes. The hotel operations recognized net cash flow, prior to mortgage interest expense, replacement reserves and capital expenses, of $1,163,273 for the year ended December 31, 2012, compared to $1,196,635 for the year ended December 31, 2011.

Plymouth, Minnesota: Occupancy showed significant improvement in 2012 increasing 5.83% to an average occupancy of 60.17% and average room rates increased 4%. The increase in occupancy is from a combination of market segments, corporate with long-term stays from area construction, franchise guaranteed reservations, and third-party intermediaries. Gross operating profit increased by $78,617 in 2012 over 2011 and the hotel operations recognized net cash flow, prior to mortgage interest expense, replacement reserves and capital expenses, of $61,091for the year ended December 31, 2012, compared to $219 for the year ended December 31, 2011.

Roseville, Minnesota: Occupancy showed modest improvement in 2012 increasing 1.67% to an average occupancy of 67.38% and average room rates increased 1.9%. Revenue from room sales increased by $63,619 in 2012 over 2011 which was partially offset by increases in rooms expense, administrative and other expense, marketing expense, and property taxes. Gross operating profit decreased by $26,212 in 2012 over 2011 and the hotel operations recognized net cash flow, prior to mortgage interest expense, replacement reserves and capital expenses, of $255,858 the year ended December 31, 2012, compared to $289,286 for the year ended December 31, 2011.

Scottsdale, Arizona: The Partnership owned a leasehold interest in the Scottsdale Days Inn subject to Lease Agreement which terminated December 31, 2012. Operations of the hotel ceased November 30, 2012. As such the financial statements reflect eleven months of hotel operations in 2012 versus twelve months of hotel operations in 2011. Due to the closing of the hotel and the abbreviated operating period, the gross operating profit decreased by $133,535 in 2012 over 2011. The Partnership negotiated a reduction in land lease payments for 2012 and land lease payments were $357,525 in 2012 compared to $490,890 in 2011. As a result, the hotel operations recognized net cash flow, prior to replacement reserves and capital expenses, of $135,392 the year ended December 31, 2012, compared to $95,369 for the year ended December 31, 2011.

Clearwater, Florida: Gross operating income and operating loss decreased for the year ended December 31, 2012, compared to 2011 due to the property being sold on January 6, 2012. The Partnership ceased operations of the hotel on the date of sale.

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

For the years ended December 31, 2012 and 2011, existing cash resources were adequate to support operating and financing requirements.  The Partnership anticipates that cash flows from the hotels’ operations and existing cash resources, in the aggregate, will be sufficient to pay operating and financing obligations of the Partnership for the foreseeable future.  Existing cash resources of the Partnership are comprised of hotel operating cash and working capital reserves.

Working Capital Reserve

The working capital reserve of $1,353,505 and $628,413 as of December 31, 2012 and 2011, respectively, represents all cash and cash equivalents, as defined in Note 1.f. of the accompanying consolidated financial statements, maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

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

On January 6, 2012, the Clearwater loan and related interest was paid in full at the closing of the sale of the Clearwater hotel.

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

The Partnership made installments of principal and interest for all mortgage loans aggregating $690,040 and $779,059 for the years ended December 31, 2012 and 2011, respectively. Additionally, the $1,044,076 promissory note balance related to Clearwater was paid at the January 6, 2012 sale closing. The Partnership's aggregate balance on the loans was $6,718,617 and $7,967,777 as of December 31, 2012 and December 31, 2011, respectively. The Clearwater loan balance at December 31, 2011 is included in liabilities related to assets held for sale.

Environmental Matters

In 2008 a Phase I environmental study and subsequent Phase II environmental study of the University hotel required revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous. The Partnership engaged NOVA as a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”). The Partnership's ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem. NOVA conducted extensive testing of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination. NOVA has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property. NOVA has recommended active remediation of the northeast corner of the property to mitigate the vapors and the potential for a continued intrusion condition. To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, NOVA prepared a Corrective Action Design (CAD) plan which was submitted to and approved by the MPCA. In December of 2011 the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed. The remediation system is monitored and ground water and air samples are tested monthly to determine if risks associated with the contaminants are reduced to an acceptable level. The Partnership has been informed by NOVA that the remediation system continues to operate as designed and that significant contaminants have been removed from the site, however, the effect on the groundwater will need to be monitored over a longer period of time. The remediation system will be operated until groundwater concentrations, sub-slab vapor concentrations, and other contaminants concentrations warrant a system shut-down test. At this time it is unknown as to how long the Partnership will be required to continue the operations of the remediation system.  During 2011, the Partnership incurred costs totaling $228,965 for remediation related services. At December 31, 2012 and 2011, $25,515 and $157,581, respectively, remained payable relating to these costs.

Capital Improvements, Real Estate Tax Reserves Held by Servicer
and Intercompany Transactions

Under the mortgages with GE, the Partnership pays directly for real estate taxes and capital improvements.  Under the mortgage with Franklin Bank, the Partnership makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes.

In 2012, the Partnership contributed $15,000 to the Roseville hotel and $30,000 to the Plymouth hotel for capital improvements and operating deficits. In 2011, the Partnership contributed $125,539 to the Clearwater hotel.
Distributions to BAC holders

The Partnership did not make a distribution in 2012 or 2011.  The General Partner closely monitors the Partnership’s liquidity and cash flow in an effort to ensure that sufficient cash is available for operating requirements, and for possible distributions to BAC holders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Part IV.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership was informed by Reznick Group, P.C ("Reznick Group"), the Partnerhsip's independent registered public accounting firm, that it had entered into a business combination with J.H. Cohn LLP ("J.H. Cohn"). In connection with the business combination, J.H. Cohn legally changed its name to CohnReznick LLP ("CohnReznick") and continues to be registered with the PCAOB. On November 8, 2012, Reznick Group resigned as the Partnership's independent registered public accounting firm. Effective as of November 8, 2012, the Audit Committee of the Partnership's Board of Directors has appointed CohnReznick as the Partnership's independent registered public accounting firm.

Reznick Group's reports on the Partnership's financial statements for the fiscal years ended December 31, 2011 and through the subsequent period ended November 8, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through November 8, 2012, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Partnership and Reznick Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Reznick Group would have caused Reznick Group to make reference thereto in its reports on the Partnership's financial statements for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the two fiscal years ended December 31, 2011 and 2010 and the subsequent interim period through November 8, 2012, neither the Partnership, nor anyone on its behalf, consulted CohnReznick regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Partnership, and no written report or oral advice was provided to the Partnership by CohnReznick that was an important factor considered by the Partnership in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership's disclosure controls and procedures ( as defined in Exchange Act Rules 13a-15 and 15d-15) are designed to ensure that information required to be disclosed in the reports that the Partnership files and submits under the Exchange Act is accumulated and communicated to the Partnership's management, including the Partnership's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of December 31, 2012 was performed under the supervision and with the participation of the Partnership's management. Based on that evaluation, the Partnership's management, including the principal executive officer and principal financial officer, concluded that the Partnership's disclosure controls and procedures were not effective as of December 31, 2012 as a result of insufficient accounting systems and processes in place to ensure timely reports. We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a Vice President of Finance with the requisite accounting expertise to resolve the above issue and the implementation of a new web-based reporting system.

Management of the Partnership, including its principal executive officer and principal financial officer, does not expect that its disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that the Partnership's internal control over financial reporting was not effective as of December 31, 2012.

For purposes of the Securities Exchange Act of 1934, the term "material weakness" is a deficiency, or a combination of deficiencies, in a reporting company's internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Partnership's annual or interim financial statements will not be prevented or detected on a timely basis. For the reasons discussed above in this Item 9A, under the caption "Evaluation of Disclosure Controls and Procedures", the Partnership's internal control over financial reporting has not been effective in permitting timely reporting of the Partnership's financial information. Accordingly, the management of the Partnership believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) and (b)

The Partnership has no directors, executive officers or significant employees of its own.

(a) and (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the General Partner of the Partnership, follow.

William B. Dockser, 76, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D. C. area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 66 has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)There is no family relationship between any of the foregoing directors and executive officers.
(ci)Involvement in certain legal proceedings.

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

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding BACs at March 29, 2013.

PART III

Name and Address	Amount and Nature	% of total BACs
of Beneficial Owner	of Beneficial Ownership	Issued and outstanding

CMG Advisors LLC, et.al.	108,569 BACs	12.5%
1000 Second Avenue
Suite 3950
Seattle, WA 98104

Equity Resource
Investments, LLC	62,589 BACs	7.2%
& Affiliates
1280 Massachusetts Avenue
4th Floor
Cambridge, MA 02138

MacKenzie, Patterson
Fuller, LLP & Affiliates	71,045 BACs	8.18%
1640 School Street
Suite 100
Morgan, CA 94556

Peachtree Partners & Affiliates	79,534 BACs	9.15%
P. O. Box 47638
Phoenix, AZ 85068

(b)	Security ownership of management.

The following table sets forth certain information concerning all BACs beneficially owned, as of March 29, 2013, by each director and by all directors and officers as a group of the managing general partner of the Partnership's General Partner.

	Amount and Nature	% of total BACs
Name of Beneficial Owner	of Beneficial Ownership	Issued and outstanding

William B. Dockser	None	—%
H. William Willoughby	None	—%
All Directors and Officers
As a Group (2 persons)	None	—%

(c)	Changes in control.

There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Partnership Agreement which allows, under certain circumstances, the ability to change control.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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
Not applicable.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2012 and December 31, 2011, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firms Reznick Group, P.C. and CohnReznick LLP as follows:

	2012	2011
Audit fees (1)	$175,000	$160,120
Tax fees (2)	13,000	14,250
All other fees	—	—
Total billed	$188,000	$174,370

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

On November 8, 2012, Reznick Group resigned as the Company's independent registered public accounting firm after the filing of the Partnership's 10-Q for the second quarter of fiscal 2012. CohnReznick was engaged as the Partnership's new independent registered public accounting firm and performed the fiscal 2012 year end audit. CohnReznick also provided partnership tax return preparation services for the year ended December 31, 2012 and Reznick Group provided partnership tax return preparation services for the fiscal year ended December 31, 2011, which services it was determined, did not compromise CohnReznick's or Reznick Group's independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND RELATED PARTNERSHIP MATTERS

1.	Financial Statements

a.	The following documents are included as part of this report:

(1)Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Partners’ (Deficit) Capital
Consolidated Statements of Cash Flows
Notes to consolidated Financial Statements

(2)Financial Statement Schedules

None.

(3)Exhibits

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

f.
Combination Mortgage, Security Agreement, Assignment of Rents and Fixture Financing Statement dated December, 17, 2010, between CRI Hotel Income of Minnesota, LLC, and Franklin National Bank of Minneapolis

Exhibit No. 10.1- Form of Management Agreement dated March 1, 2009, between Registrant and Oak Hotels, Inc. for the University, Plymouth and Roseville hotels, April 1, 2009 for the Clearwater hotel and July 1, 2009 for the Scottsdale hotel.

Exhibit No. 31.1- Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 - Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 -Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

	by:	CRICO Hotel Associates I, L.P

	by:	C.R.I., Inc.

March 29, 2013	by:	/s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CRI HOTEL INCOME PARTNERS, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
CRI Hotel Income Partners, L.P.
We have audited the accompanying consolidated balance sheet of CRI Hotel Income Partners, L.P. and its wholly-owned subsidiary ( the Partnership) as of December 31, 2012, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended. The Partnership's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRI Hotel Income Partners, L.P. and its wholly-owned subsidiary as of December 31, 2012 and the results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Bethesda, Maryland
March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
CRI Hotel Income Partners, L.P.
We have audited the accompanying consolidated balance sheet of CRI Hotel Income Partners, L.P. and its wholly-owned subsidiary (the Partnership) as of December 31, 2011, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for the year then ended. The Partnership's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CRI Hotel Income Partners, L.P. and its wholly-owned subsidiary as of December 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
May 23, 2012

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
		(Note 1)
Assets held for sale	$71,273	$1,847,101
Property and equipment - at cost
Land	1,191,990	1,191,990
Buildings and site improvements	11,051,370	11,051,370
Furniture, fixtures and equipment	2,383,286	2,275,854
Leasehold improvements	1,521,020	1,521,020
	16,147,666	16,040,234
Less: accumulated depreciation and amortization	(12,436,992)	(11,882,733)
	3,710,674	4,157,501
Hotel operating cash	100,370	63,202
Working capital reserves	1,353,505	628,413
Restricted cash	993,220	999,636
Receivables and other assets, net of allowance for doubtful accounts of $23,415 and $24,718, respectively	430,388	317,275
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $699,436 and $675,861, respectively	116,646	140,221
Property purchase costs, net of
accumulated amortization of $146,403 and $141,779, respectively	23,212	27,836
Loan refinancing costs, net of
accumulated amortization of $221,429 and $180,410, respectively	67,356	108,375

Total assets	$6,866,644	$8,289,560

LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses	$404,843	$522,187
Hotel trade payables	122,245	58,508
Mortgages payable	6,718,617	6,923,701
Liabilities related to assets held for sale	140,512	1,335,162
Total liabilities	7,386,217	8,839,558

General Partner	(399,176)	(399,785)
Beneficial Assignee Certificates (BACs) Series A; 868,662
issued and outstanding	(120,397)	(150,213)
Total partners' deficit	(519,573)	(549,998)
Total liabilities and partners' deficit	$6,866,644	$8,289,560

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2012	2011
		(Note 1)
Revenue:
Rooms	$5,358,302	$5,433,562
Rental and other	331,025	336,207
Telephone	2,714	4,912
Food and Beverage	—	7,026
	5,692,041	5,781,707
Departmental expenses:
Rooms	(1,762,640)	(1,658,419)
Rental and other	(29,753)	(29,416)
Telephone	(28,033)	(28,940)
	(1,820,426)	(1,716,775)
Gross operating income	3,871,615	4,064,932
Unallocated operating income (expenses):
Interest and other income	1,586	5,479
General and administrative	(847,803)	(788,380)
Building lease expense	(23,362)	(22,701)
Marketing	(385,199)	(370,651)
Depreciation and amortization	(624,358)	(628,531)
Energy	(343,258)	(352,719)
Property taxes	(396,568)	(377,433)
Property operations and maintenance	(412,232)	(394,896)
Management fees	(199,193)	(191,039)
Base asset management fee	(75,000)	(93,750)
Professional fees	(328,934)	(525,497)
Total operating costs and expenses	(3,634,321)	(3,740,118)
Operating income (loss) from continuing operations	237,294	324,814
Interest expense	(476,674)	(586,880)

Loss from continuing operations	(239,380)	(262,066)
Gain on sale of hotel property	417,303	—
Loss from operations of asset held for sale	(147,498)	(402,074)
Net income (loss) from discontinued operations	269,805	(402,074)
Net income (loss)	$30,425	$(664,140)
Net income (loss) allocated to GP (2%)	$609	$(13,283)
Net income (loss) allocated to LPs (98%)	$29,816	$(650,857)
Income (loss) from continuing operations per BAC, based on 868,662 BACs outstanding	$(0.27)	$(0.30)
Income (loss) from discontinued operations per BAC, based on 868,662 BAC's outstanding	$0.30	$(0.45)
Net income (loss) per BAC, based on 868,662 BACs outstanding	$0.03	$(0.75)

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

For the years ended December 31, 2012 and 2011

	General Partner	Beneficial Assignee Certificate Holders	Total
Partners' (deficit) capital, January 1, 2011	$(386,502)	$500,644	$114,142

Net loss 2011	(13,283)	(650,857)	(664,140)

Partners' deficit, December 31, 2011	(399,785)	(150,213)	(549,998)

Net income 2012	609	29,816	30,425

Partners' deficit, December 31, 2012	$(399,176)	$(120,397)	$(519,573)

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
		(Note 1)
Cash flows from operating activities:
Net income (loss)	$30,425	$(664,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	624,358	628,531
Bad debt	5,100	—
Gain on sale of hotel property	(417,303)	—
Changes in assets and liabilities:
(Increase) decrease in receivables and other assets, net	(126,936)	5,985
(Decrease) increase in accounts payable and accrued
expenses	(117,344)	234,355
Increase (decrease) in hotel trade payables	63,737	(53,026)
(Decrease) increase in liabilities held for sale	(150,574)	11,250
Decrease (increase) in assets held for sale	302,119	(62,360)
Net cash provided by operating activities	213,582	100,595
Cash flows from investing activities:
Proceeds from sale of hotel property	1,927,275	—
Additions to property and equipment	(107,432)	(105,220)
Change in working capital reserve	(725,092)	1,216,454
Change in restricted cash	6,416	(999,636)
Change in assets held for sale - addition to property
and equipment	(28,421)	(69,548)
Net cash provided by investing activities	1,072,746	42,050
Cash flows from financing activities:
Repayment of principal on mortgage loan	(1,249,160)	(164,463)
Net cash used in financing activities	(1,249,160)	(164,463)
Net increase (decrease) in hotel operating cash and
and cash equivalents	37,168	(21,818)
Hotel operating cash and cash and cash equivalents,
beginning of year	63,202	85,020
Hotel operating cash and cash and cash equivalents,
end of year	$100,370	$63,202
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$476,674	$586,880

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

During the year ended December 31, 2012, the Scottsdale Inn was classified as held for sale on the consolidated balance sheets and its operations were reported separately on the consolidated statements of operations as (loss) income from operations of asset held for sale ( see Note 1m.). As such, the 2011 balances on the consolidated balance sheets, consolidated statements of operations, and cash flows have been reclassified to conform to the current year presentation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

Amortization expenses of deferred costs over the next five years will be the following:

December 31, 2013	$67,746
2014	$42,105
2015	$42,105
2016	$28,201
2017	$27,057

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

g.    Restricted cash

Restricted cash is cash that has been escrowed in order to pay for real estate taxes, environmental matters and property maintenance. These escrow accounts were required as part of the mortgage loan covenants for the loan entered into by CRI Hotel of Minnesota, LLC (discussed further in Note 3). As of December 31, 2011, $100,000 was being held in escrow related to the sale of the Clearwater hotel. The escrow was released upon sale of property on January 6, 2012. $899,636 and $993,220 of restricted cash was being held at Franklin Bank as of December 31, 2011 and December 31, 2012, respectively. Of the $993,220 of restricted cash held at December 31, 2012, $336,556 is in an environmental escrow which will be released upon resolution of the environmental matter further discussed below.

h.           Hotel accounts receivable

Hotel accounts receivable, which is included in receivables and other assets in the accompanying balance sheets, are reviewed by the Partnership for collectability.  Hotel accounts receivable are reflected net of allowance for doubtful accounts of $23,415 and $24,718 as of December 31, 2012 and 2011, respectively.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

i.           Revenue recognition

Revenues are generally recognized when services are provided.  The Partnership’s revenues are derived primarily from hotel operations, including room rentals, telephone usage and food and beverage sales. Revenue for the Tea House Restaurant at the University hotel and India Palace, Inc. at the Roseville Hotel are being recognized using the straight-line method as of possession date. These leases are both operating leases.

j.           Earnings per BAC

Income per BAC is 98% of net income divided by BACs outstanding.  The Partnership has no dilutive instruments.

k.           Income taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to federal income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

Accounting guidance conveys how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the evaluation of tax positions taken in the course of preparing the Partnership's tax returns to determine whether tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-than-likely-not threshold would be recorded as a tax expense in the current year. For the year ended December 31, 2012, the Partnership did not recognize any interest or penalties related to the income taxes in its financial statements. Generally, the tax returns filed with the various taxing authorities remain available for audit subject to statutes of limitation specific to those jurisdictions. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

l.           Use of estimates

In preparing financial statements in conformity with US GAAP, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

m.           Long-lived assets and assets held for sale

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.  No impairment loss was recognized for the year ended December 31, 2011.

During December 2012, all personal property, at the Scottsdale Days Inn hotel, was sold for a sum of $82,500. These assets were written down to the sale amount, resulting in an impairment loss of $87,104. This impairment amount is included in loss from operations of assets held for sale in the consolidated statements of operations.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

Assets to be disposed of are separately presented on the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met.  Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.  The assets and liabilities of a group classified as held-for-sale are presented separately in the appropriate asset and liability sections of the balance sheet.  Operations from a group classified as held for sale are reported in operations of asset held for sale.  As of December 31, 2012 and 2011, Clearwater and Scottsdale are classified as assets held for sale.

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

o.           Risk and uncertainties

The Partnership’s business is subject to various risks that could have a negative effect on the Partnership’s results from operations and its financial condition.  These risks could cause results to differ materially from those expressed in forward-looking statements made by the Partnership, including those contained in the Managements’ Discussion and Analysis and the footnotes to the consolidated financial statements appearing in the Partnership’s 2012 Annual Report contained herein.  These forward-looking statements are based on current expectations and, except as required by law, we assume no obligation to update this information.  The following risk factors are not the only risk factors facing our Partnership.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  Our business, financial condition and results of operations could be seriously harmed if any of the events underlying any of these risks or uncertainties actually occurs.

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

q.           Environmental remediation costs

The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Such accruals are adjusted as further information develops or circumstances change.  Costs of future expenditures for environmental remediation obligations are not discounted at their present value.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  During 2011, the Partnership incurred costs totaling $228,965 for remediation related services. At December 31, 2012 and 2011, $25,515 and $157,581, respectively, remained payable relating to these costs.

r.           Recent accounting pronouncements

In September 2011, the FASB issued Accounting Standard Update ( ASU) No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS".

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

This update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards ("IFRS"). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Partnership adopted this update as of January 1, 2012 and the adoption did not have a material impact on the Partnership's results of operations, financial position, or cash flows during the year ended December 31, 2012.

2.           HOTELS OWNED BY THE PARTNERSHIP

As of December 31, 2012, the Partnership remained invested in three hotels, as follows:

Hotels	Date of purchase	Amount of purchase
Minneapolis Days Inn	11/1/1987	$4,800,000
Plymouth Days Inn	12/30/1987	$4,000,000
Roseville Days Inn	3/1/1988	$4,200,000

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

The Partnership made installments of principal and interest for all mortgage loans aggregating $690,040 and $779,059 for the years ended December 31, 2012 and 2011, respectively. Additionally, the $1,044,076 promissory note balance related to Clearwater was paid at the January 6, 2012 sale closing. The Partnership's aggregate balance on the loans was $6,718,617 and $7,967,777 as of December 31, 2012 and 2011, respectively.

The Clearwater loan balance at December 31, 2011 is included in liabilities related to assets held for sale.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

The approximate aggregate scheduled principal maturities are as follows:

December 31, 2013	$3,456,055
2014	135,384
2015	145,004
2016	2,982,174
Total	$6,718,617

4.           ENVIRONMENTAL MATTERS

In 2008, a Phase I environmental study and subsequent Phase II environmental study of the University hotel revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous. The Partnership engaged a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”). The Partnership's ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem. Extensive testing was conducted of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination. It has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property. Active remediation of the northeast corner of the property was recommended to mitigate the vapors and the potential for a continued intrusion condition. To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, a Corrective Action Design (CAD) plan was submitted to and approved by the MPCA. In December of 2011 the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed. The remediation system is monitored and ground water and air samples are tested monthly to determine if risks associated with the contaminants are reduced to an acceptable level. The Partnership has been informed that the remediation system continues to operate as designed and that significant contaminants have been removed from the site, however, the effect on the groundwater will need to be monitored over a longer period of time. The remediation system will be operated until groundwater concentrations, sub-slab vapor concentrations, and other contaminants concentrations warrant a system shut-down test. At this time it is unknown as to how long the Partnership will be required to continue the operations of the remediation system.  During 2011, the Partnership incurred costs totaling $228,965 for remediation related services. At December 31, 2012 and 2011, $25,515 and $157,581, respectively, remained payable relating to these costs.

5.    CAPITAL IMPROVEMENTS, REAL ESTATE TAX RESERVES HELD BY SERVICER AND INTERCOMPANY TRANSACTIONS

Under the mortgage loans with GE, the Partnership pays directly for real estate taxes and capital improvements.  Under the mortgage loan with Franklin Bank, the Partnership makes monthly payments which are escrowed for capital improvements and estimated annual real estate taxes.

In 2012, the Partnership contributed $30,000 to the Plymouth hotel and $15,000 to the Roseville hotel for capital improvements and operating deficits.

In 2011, the Partnership contributed $125,539 to Clearwater hotel for capital improvements and operating deficits.

6.           WORKING CAPITAL RESERVE

The working capital reserve of $1,353,505 and $628,413 as of December 31, 2012 and 2011, respectively, represents all cash and cash equivalents, as defined in Note 1.f., maintained as working capital for the Partnership.  The working capital reserve may be increased or reduced by the General Partner as it deems appropriate.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

For the years ended December 31, 2012 and 2011, management fee expense was $199,193 and $191,039, respectively.

b.           Lease Agreements

The Partnership owned a leasehold interest in the Scottsdale Days Inn.  The Partnership had entered into various amendments to the lease extending its term and required lease payments.  For the year 2011 lease payments were based upon a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000.  On December 1, 2011, the Partnership executed a restated Seventh Addendum to Lease and Fifth Extension Term which among other things extended the lease term to December 31, 2012 and fixed the annual lease payment to $350,000 paid in equal monthly installments.  On September 30, 2012, management decided not to renew the lease upon its expiration on December 31, 2012. Consequently, operations of the hotel ceased on November 30, 2012. During December 2012, all personal property at the hotel was sold for a sum of $82,500. These assets were written down to the sale amount at September 30, 2012, resulting in an impairment loss of $87,104. Net costs incurred to cease operations of the hotel totaled $35,000 which was accrued for at December 31, 2012 and paid in first quarter of 2013.  For the years ended December 31, 2012 and 2011, annual lease payments were $357,525 and $490,890, respectively.

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

8.        LEASE AGREEMENTS

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant. The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  In addition to base rent, the tenant is responsible for their share of operating expenses. Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in rental and other in the accompanying consolidated statements of operations, was $153,325 and $115,598 for 2012 and 2011, respectively. Future minimum rental revenue to be received under the operating lease, exclusive of operating expense income, for each of the ensuing years through December 31, 2017 is $100,700, $100,700, $108,650, $111,300, and $111,300, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in rental and other income in the accompanying statements of operations, was $30,000 each of the years ended December 31, 2012 and 2011. Future minimum base rental revenue to be received under the operating lease for each of the ensuing years through December 31, 2015 is $30,000, $30,000, and $22,500, respectively.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

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

The Partnership did not make a distribution in 2012 or 2011.

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

In accordance with the terms of the Partnership Agreement, the Partnership reimbursed the General Partner or its affiliates for costs incurred on behalf of the Partnership for real estate appraisals and market studies, engineering studies, legal consultation and accounting fees, as well as travel and communication expenses related to the acquisition of the hotels.  The Partnership paid $233,474 in such costs.  The costs were capitalized and are being amortized over a thirty-year period using the straight-line method. When the Partnership sells a hotel, the associated property purchase costs are written off.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2012 and 2011, the Partnership paid $86,107 and $70,934, respectively, to the General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of CRI provided legal and tax accounting services to the Partnership.  For the years ended December 31, 2012 and 2011, the Partnership paid $148,378 and $146,940, respectively, to CRI for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement.  The Partnership incurred a Management Fee of $75,000 and $93,750 for the years ended December 31, 2012 and 2011, respectively.

During 2012, the Partnership overpaid the base management fee by $18,750. At December 31, 2012, $18,750 remains receivable and is included in receivables and other assets on the consolidated balance sheets.

11.           ASSETS HELD FOR SALE AND RELATED OPERATING LOSS FROM OPERATIONS

The following is a summary of the assets held for sale and liabilities related to assets held for sale as of December 31, 2012 and December 31, 2011 for Clearwater :

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

ASSETS HELD FOR SALE

	December 31, 2012	December 31, 2011
Land	$—	$382,500
Building	—	3,226,426
Furniture, fixtures and equipment	—	893,844
	—	4,502,770
Less: accumulated depreciation	—	(3,148,401)
Net property and equipment	—	1,354,369

Deferred costs, net	—	73,104
Other assets	—	80,682
	$—	$1,508,155

LIABILITIES RELATED TO ASSETS HELD FOR SALE

Accounts payable and accrued expenses	$—	$34,033
Mortgage payable	—	1,044,076
Hotel trade payables	—	60,547
	$—	$1,138,656

The Clearwater Days Inn was sold on January 6, 2012 for $2,000,000. Net proceeds to the Partnership were $1,844,775.

The following is a summary of the assets held for sale and liabilities related to assets held for sale as of December 31, 2012 and December 31, 2011 for Scottsdale :

ASSETS HELD FOR SALE

	December 31, 2012	December 31, 2011
Land	$—	$—
Building	—	119,801
Furniture, fixtures and equipment	—	1,628,021
	—	1,747,822
Less: accumulated depreciation	—	(1,585,084)
Net property and equipment		162,738

Other assets	71,273	176,208
	$71,273	$338,946

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

LIABILITIES RELATED TO ASSETS HELD FOR SALE

Accounts payable and accrued expenses	$38,674	$75,136
Hotel trade payables	101,838	121,370
	$140,512	$196,506

The following is a summary of operating loss from operations of Clearwater for the periods noted:

	For the twelve months ended December 31,
	2012	2011
Revenue:
Rooms	$10,040	$827,641
Rental and other	228	25,403
Telephone	(187)	1,667
	10,081	854,711
Departmental expenses:
Rooms	(16,580)	(382,383)
Rental and other	(101)	(3,036)
Telephone	1,062	(12,189)
	(15,619)	(397,608)
Gross operating (loss) income	(5,538)	457,103
Unallocated operating income (expenses):
General and administrative	(12,547)	(158,610)
Depreciation and amortization	—	(45,212)
Marketing	(7,526)	(85,698)
Energy	2,132	(119,470)
Building lease	(18,453)	(2,210)
Property operations and maintenance	(5,943)	(108,206)
Property taxes	(667)	(66,888)
Management fees	(347)	(29,881)
	(43,351)	(616,175)
Operating loss from operations of
asset held for sale	$(48,889)	$(159,072)

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

The following is a summary of operating (loss) income from operations of Scottsdale for the periods noted:

	For the twelve months ended December 31,
	2012	2011
Revenue:
Rooms	$1,862,803	$2,181,296
Rental and other	32,497	35,608
Food and beverage	19,889	26,914
Telephone	9,134	13,098
	1,924,323	2,256,916
Departmental expenses:
Rooms	(533,788)	(565,110)
Rental and other	(333)	(349)
Food and beverage	(12,007)	(15,838)
Telephone	(16,014)	(16,831)
	(562,142)	(598,128)
Gross operating income	1,362,181	1,658,788
Unallocated operating income (expenses):
General and administrative	(273,246)	(214,832)
Depreciation and amortization	(29,397)	(12,852)
Marketing	(208,574)	(264,092)
Energy	(165,380)	(194,857)
Building lease	(357,525)	(490,890)
Property operations and maintenance	(180,674)	(189,002)
Property taxes	(68,658)	(108,237)
Management fees	(90,232)	(101,510)
	(1,373,686)	(1,576,272)

Impairment loss	(87,104)	—
Operating (loss) income from operations of
asset held for sale	$(98,609)	$82,516

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

12.           INCOME TAXES

A reconciliation of the Partnership’s financial statement net loss to taxable loss follows.

	For the years ended December 31,
	2012	2011
Financial statement net income (loss)	$30,425	$(664,140)
Difference resulting from impairment loss	87,104	—
Difference resulting from loss on sale of hotel properties	(1,550,820)	—
Depreciation of buildings and site improvements
computed over 40 years for tax purposes, and over
shorter lives for financial statement purposes and other
differences between financial statement net income (loss)
and taxable income (loss)	23,398	59,389
Taxable loss	$(1,409,893)	$(604,751)

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2012 AND 2011

13.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains 16 cash accounts.  As of December 31, 2012, the portion of the cash balance in excess of FDIC limits was $743,225.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	12/31/2012	12/31/2012	12/31/2012
Bank of America, N.A.	5	$70,018	$70,018	$—
Wells Fargo	2	$6,638	$6,638	$—
Franklin Bank	6	$1,025,661	$282,436	$743,225
Eagle Bank	3	$1,386,098	$1,386,098	$—