Form 10-Q
period 2013-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2013-07-26
CIK 808377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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
Yes     ☐    No      ☑

As of July 25, 2013, the issuer had 868,662 outstanding beneficial assignee certificates.

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2013	2012
		(Note 1)
Assets related to discontinued operations	$13,097	$71,273
Property and equipment - at cost
Land	1,191,990	1,191,990
Buildings and site improvements	11,105,244	11,051,370
Furniture, fixtures and equipment	2,457,230	2,383,286
Leasehold improvements	1,521,020	1,521,020
	16,275,484	16,147,666
Less: accumulated depreciation and amortization	(12,573,033)	(12,436,992)
	3,702,451	3,710,674
Hotel operating cash	125,143	100,370
Working capital reserves	951,074	1,353,505
Restricted cash	1,072,307	993,220
Receivables and other assets, net of allowance for doubtful accounts of $24,516 and $23,415, respectively	422,911	430,388
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $705,330 and $699,436, respectively	110,752	116,646
Property purchase costs, net of
accumulated amortization of $147,559 and $146,403, respectively	22,056	23,212
Loan refinancing costs, net of
accumulated amortization of $231,684 and $221,429, respectively	57,101	67,356

Total assets	$6,476,892	$6,866,644
LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses	$461,049	$404,843
Hotel trade payables	107,637	122,245
Mortgages payable	6,665,403	6,718,617
Liabilities related to discontinued operations	14,113	140,512
Total liabilities	7,248,202	7,386,217

General Partner	(404,211)	(399,176)
Beneficial Assignee Certificates (BACs) Series A; 868,662
Issued and outstanding	(367,099)	(120,397)
Total partners' deficit	(771,310)	(519,573)
Total liabilities and partners' deficit	$6,476,892	$6,866,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2013	2012
		(Note 1)
Revenue:
Rooms	$1,048,210	$1,109,190
Rental and other	72,163	73,365
Telephone	508	336
Food and Beverage	—	—
	1,120,881	1,182,891
Departmental expenses:
Rooms	(391,376)	(405,003)
Rental and other	(6,202)	(7,331)
Telephone	(6,811)	(7,793)
Food and Beverage	—	—
	(404,389)	(420,127)
Gross operating income	716,492	762,764
Unallocated operating income (expenses):
Interest and other income	207	588
General and administrative	(204,480)	(255,059)
Building lease expense	(5,814)	(5,814)
Marketing	(86,564)	(85,754)
Depreciation and amortization	(155,528)	(156,047)
Energy	(115,542)	(101,168)
Property taxes	(105,865)	(99,142)
Property operations and maintenance	(104,796)	(104,882)
Management fees	(39,229)	(41,394)
Base asset management fee	(16,250)	(23,438)
Professional fees	(15,000)	(177,224)
Total operating costs and expenses	(848,861)	(1,049,334)
Operating loss from continuing operations	(132,369)	(286,570)
Interest expense	(117,591)	(118,917)

Loss from continuing operations	(249,960)	(405,487)
Gain on sale of hotel property	—	317,303
(Loss) income from operations related to discontinued operations	(1,777)	338,897
Net (loss) income from discontinued operations	(1,777)	656,200
Net (loss) income	$(251,737)	$250,713
Net (loss) income allocated to GP (2%)	$(5,035)	$5,014
Net (loss) income allocated to LPs (98%)	$(246,702)	$245,699
Loss from continuing operations per BAC, based on 868,662 BACs outstanding	$(0.29)	$(0.48)
Income (loss) from discontinued operations per BAC, based on 868,662 BAC's outstanding	$—	$0.76
Net (loss) income per BAC, based on 868,662 BACs outstanding	$(0.29)	$0.28
The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the three months ended March 31, 2013 and 2012
(Unaudited)

	General Partner	Beneficial Assignee Certificate Holders	Total

Partners' deficit, January 1, 2013	$(399,176)	$(120,397)	$(519,573)

Net loss, March 31, 2013	(5,035)	(246,702)	(251,737)

Partners' deficit, March 31, 2013	$(404,211)	$(367,099)	$(771,310)

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2013	2012
		(Note 1)
Cash flows from operating activities:
Net (loss) income	$(251,737)	$250,713
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	155,528	156,047
Gain on sale of hotel property	—	(317,303)
Changes in assets and liabilities:
Decrease in assets related to discontinued operations	58,176	83,926
Decrease (increase) in receivables and other assets, net	5,295	(123,422)
Increase in accounts payable and accrued expenses	56,206	250,990
Decrease in hotel trade payables	(14,608)	(45,817)
Decrease in liabilities related to discontinued operations	(126,399)	(94,581)

Net cash (used in) provided by operating activities	(117,539)	160,553

Cash flows from investing activities:
Proceeds from sale of hotel property	—	1,744,775
Additions to property and equipment	(127,818)	(63,485)
Change in working capital reserve	402,431	(674,942)
Change in restricted cash	(79,087)	26,456
Net cash provided by investing activities	195,526	1,032,804

Cash flows from financing activities:
Repayment of principal on mortgage loan	(53,214)	(1,094,499)
Net cash used in financing activities	(53,214)	(1,094,499)

Net increase in hotel operation cash and cash equivalents	24,773	98,858

Hotel operating cash and cash equivalents, beginning of period	100,370	79,639

Hotel operating cash and cash equivalents, end of period	$125,143	$178,497
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$117,591	$118,917
Supplemental disclosure of non-cash investing activities:
Fixed asset reduction	$—	$1,354,368
Write-off of financing costs	$—	$73,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

(Unaudited)

1.    BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. and CRI Hotel Income of Minnesota, LLC (the “Partnership”) as of March 31, 2013, and the results of their operations and their cash flows for the three month periods ended March 31, 2013 and 2012. The results of operations for the interim period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2012.

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

During the three month periods ended March 31, 2013 and 2012, the Scottsdale Inn was classified as held for sale on the condensed consolidated balance sheets and its operations were reported separately on the condensed consolidated statements of operations as (loss) income from operations related to discontinued operations ( see Note 2).

2.    LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. During the three month periods ended March 31, 2013 and 2012, no impairment loss was recognized.

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

As of December 31, 2011, Clearwater was classified as held for sale. On January 6, 2012, the Clearwater hotel was sold. As of September 30, 2012, Scottsdale is classified as held for sale. Operations were terminated at the Scottsdale hotel on December 31, 2012. During the three months ended March 31 2013, management was winding up the affairs of the Scottsdale hotel. Assets related to discontinued operations for Clearwater and Scottsdale as of March 31, 2013 were $0 and $13,097, respectively. Liabilities related to discontinued operations as of March 31, 2013 were $0 and $14,113 for Clearwater and Scottsdale, respectively.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 AND 2012

(Unaudited)

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

5.    RESTRICTED CASH

Restricted cash is cash that has been escrowed in order to pay for real estate taxes, environmental matters and property maintenance. These escrow accounts were required as part of the mortgage loan covenants for the loan entered into by CRI Hotel of Minnesota, LLC (discussed further in Note 6). As of March 31, 2013, $1,072,307 of restricted cash is being held at Franklin Bank. Of this amount, $336,602 is in an environmental escrow which will be released upon resolution of the environmental matter further discussed below.

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

On January 6, 2012, the Clearwater loan and related interest was paid in full at closing of the sale of the Clearwater hotel.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin Bank. On December 17, 2010, CRI Hotel of Minnesota, LLC refinance the mortgage loan associated with the University hotel with Franklin Bank.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota, LLC in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance is due. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below. Please see Note 14 for additional information on this mortgage loan.

The Partnership made installments of principal and interest for all mortgage loans aggregating $170,805 for the period ending March 31, 2013. Additionally, the $1,044,076 promissory note balance related to Clearwater was paid at the January 6, 2012 sale closing. The Partnership's aggregate balance on the loans was $6,665,403 and $6,718,617 as of March 31, 2013 and December 31, 2012, respectively.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 AND 2012

(Unaudited)

The approximate aggregate scheduled principal maturities are as follows:

December 31, 2013	$3,402,843
2014	135,384
2015	145,004
2016	2,982,172
Total	$6,665,403

7.           ENVIRONMENTAL MATTERS

In 2008, a Phase I environmental study and subsequent Phase II environmental study of the University hotel revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous. The Partnership engaged a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”). The Partnership's ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem. Extensive testing was conducted of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination. It has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property. Active remediation of the northeast corner of the property was recommended to mitigate the vapors and the potential for a continued intrusion condition. To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, a Corrective Action Design(CAD) plan was submitted to and approved by the MPCA. In December 2011, the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed. The remediation system is monitored and ground water and air samples are tested monthly to determine if risks associated with the contaminants are reduced to an acceptable level. The Partnership has been informed that the remediation system continues to operate as designed and that significant contaminants have been removed from the site, however, the effect on the groundwater will need to be monitored over a longer period of time. The remediation system will be operated until groundwater concentrations, sub-slab vapor concentrations, and other contaminants concentrations warrant a system shut-down test. At this time, it is unknown as to how long the Partnership will be required to continue the operations of the remediation system.  During 2011, the Partnership incurred costs totaling $228,965 for remediation related services. As of March 31, 2013 and December 31, 2012, $19,765 and $25,515, respectively, remained payable relating to these costs.

8.    DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in the first quarter of 2013 or in 2012.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 AND 2012

(Unaudited)

9.           COMMITMENTS

a.           Hotel Management Agreements

The Partnership entered into management contracts with Oak Hotels, Inc., for the management of the hotels. The management contracts expire December 31, 2016, with the exception of Scottsdale which was coterminous with the land lease on which the hotel is located. The land lease expired on December 31, 2012. The agreements provide for a base management fee of 3.5% of gross revenues from operations with the exception of Scottsdale which provides for a base management fee of 4.5% of gross revenues from operations.

For the periods ending March 31, 2013 and 2012, management fee expense was $39,229 and $41,394, respectively.

b.           Lease Agreements

The Partnership owned a leasehold interest in the Scottsdale Days Inn.  The Partnership had entered into various amendments to the lease extending its term and required lease payments.  For the year 2011, lease payments were based upon a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000.  On December 1, 2011, the Partnership executed a restated Seventh Addendum to Lease and Fifth Extension Term which among other things extended the lease term to December 31, 2012 and fixed the annual lease payment to $350,000 paid in equal monthly installments.  On September 30, 2012, management decided not to renew the lease upon its expiration on December 31, 2012. Consequently, operations of the hotel ceased on November 30, 2012. During December 2012, all personal property at the hotel was sold for a sum of $82,500. These assets were written down to the sale amount at September 30, 2012, resulting in an impairment loss of $87,104, which was recognized during the fourth quarter of 2012. Net costs incurred to cease operations of the hotel totaled $35,000 which was accrued for at December 31, 2012 and paid in first quarter of 2013.  For the three month periods ended March 31, 2013 and 2012, annual lease payments were $0 and $89,381, respectively.

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

10.        LEASE AGREEMENTS

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant. The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  In addition to base rent, the tenant is responsible for their share of operating expenses. Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income pursuant to the lease agreement with Tea House, which is included in rental and other in the accompanying condensed consolidated statements of operations, was $24,462 for each of the three month periods ended March 31, 2013 and 2012.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in rental and other income in the accompanying condensed consolidated statements of operations, was $7,500 for each of the three month periods ended March 31, 2013 and 2012.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 AND 2012

(Unaudited)

11.           RELATED-PARTY TRANSACTIONS

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2013 and 2012, the Parthership paid $5,718 and $25,022, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General partner provided legal and tax accounting services to the Partnership, which are reimbursed comparable to third party service charges. For the three month periods ended ended March 31, 2013 and 2012, the Partnership paid $113,995 and $55,840, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement.  The Partnership paid a Management Fee of $16,250 and $23,438 for the periods ended March 31, 2013 and 2012, respectively.

12.           DEPRECIATION AND AMORTIZATION

Depreciation is based on the estimated useful lives of depreciable assets using the straight-line method.  Salvage value has been incorporated relating to the Scottsdale hotel. The estimated lives used in determining depreciation is as follows:

Type of asset	Estimated life

Building and site improvements	10-30 years
Furniture, fixtures and equipment	7 years
Leasehold improvements	Shorter of estimated life (usually 7 years) or remaining lease term

Property purchase costs and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which was being amortized over the remaining lease term. Loan refinancing costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 AND 2012

(Unaudited)

13.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains 16 cash accounts.  As of March 31, 2013, the portion of the cash balance in excess of FDIC limits was $1,273,386.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	3/31/2013	3/31/2013	3/31/2013
Bank of America, N.A.	5	$60,451	$60,451	$—
Wells Fargo	2	$7,234	$7,234	$—
Franklin Bank	6	$1,159,517	$337,205	$822,312
Eagle Bank	3	$951,074	$500,000	$451,074

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 AND 2012

(Unaudited)

(Unaudited)

14. PLAN OF LIQUIDATION

On April 1, 2013 the General Partner of CRI Hotel Income Partners, L.P., a Delaware limited partnership (the “Partnership”), adopted, subject to partner approval, a Plan of Liquidation and Dissolution for the Partnership (the “Plan of Liquidation”). On June 14, 2013, the partners of the Partnership approved the Plan of Liquidation. Under the Plan of Liquidation, the General Partner of the Partnership will (1) seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, (2) pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner and (3) distribute the remaining assets as set forth in the Partnership’s Agreement of Limited Partnership, dated as of September 23, 1986.

15. SUBSEQUENT EVENTS

CRI Hotel Income Partners, LP, entered into a Purchase and Sale Agreement dated as of July 12, 2013 with Mohammad Bashir for the sale of the real and personal property operated as Plymouth Days Inn for the sale price of $2,200,000. The sale of the property is expected to occur on or before September 30, 2013. There is no assurance that the purchaser will be able to purchase the property on the terms set forth in the Purchase and Sale Agreement or at all. Closing of the purchase and sale is subject to customary conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including seasonality with respect to the hotel industry, national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Travel and the Economy

Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies began improving in 2010 and that improvement has continued through the first quarter of 2013. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast.

Distributions

The Partnership did not make a distribution in the first quarter of 2013 or 2012.

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

For the three month period ended March 31, 2013, existing cash resources were adequate to support operating and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payables, accounts payable and accrued expenses. Accrued expenses increased from December 31, 2012 primarily due to unpaid real estate taxes as of March 31, 2013.

The working capital reserve of $951,074 and $1,353,505 as of March 31, 2013 and December 31, 2012, respectively, represents all cash and cash equivalents, as defined in Note 4 of the accompanying condensed consolidated financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

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

On November 9, 2010, the Partnership formed CRI Hotel Income of Minnesota, LLC for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin Bank. On December 17, 2010, CRI Hotel of Minnesota, LLC refinanced the mortgage loan associated with the University hotel with Franklin Bank. Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota, LLC in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance is due.

The Partnership made installments of principal and interest for all mortgage loans aggregating $170,805 for the period ending March 31, 2013. The Partnership's aggregate balance on the loans was $6,665,403 and $6,718,617 as of March 31, 2013 and December 31, 2012, respectively.
Results of Operations - Partnership

The Partnership experienced a net loss for the three month period ended March 31, 2013 compared to net income for the three month period ended March 31, 2012 primarily due to a decrease in gross operating income and the gain on the sale of the Clearwater hotel that was recorded in 2012.

The General Partner is not able to predict the future trend of hotel gross operating income, especially room revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three month periods ended March 31, 2013 and 2012 follows.

Results of Operations -- Hotels

Operating statistics

The hotels' results of operations are affected by changing market conditions and by seasonality caused by variables such as vacations, holidays and climate. Based on the hotels' operating budgets and historical trends, the following months should provide the highest net cash flow to the Partnership from each of the hotels:

Hotel Location	Peak Months

Minneapolis, MN	March through November
Plymouth, MN	April through October
Roseville, MN	April through October
Scottsdale, AZ	January through April; and October and November

The hotels' results of operations set forth below may not be consistent with longer-term historical trends.

The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three month periods ended March 31, 2013 and 2012 follow.

	Gross Operating Income
	for the three months ended
	March 31,
Hotel Location	2013	2012

Minneapolis, MD	$453,859	$443,765
Plymouth, MN	83,136	126,633
Roseville, MN	179,497	192,366

Total continuing operations	716,492	762,764

Operations related to discontinued operations:
Clearwater, FL	—	(5,330)
Scottsdale, AZ	263	768,807

Totals	$716,755	$1,526,241

	Operating (Loss) Income
	for the three months ended
	March 31,
Hotel Location	2013	2012

Minneapolis, MD	$123,944	$114,885
Plymouth, MN	(69,431)	(33,830)
Roseville, MN	4,216	17,937
Depreciation and net partnership operating expenses	(191,098)	(386,399)
Total continuing operations	(132,369)	(287,407)

Operations related to discontinued operations:
Clearwater, FL	—	(44,977)
Scottsdale, AZ	(1,777)	383,874

Totals	$(134,146)	$51,490

	Average Occupancy
	for the three months ended
	March 31,
Hotel Location	2013	2012

Minneapolis, MN	68%	72%
Plymouth, MN	41%	53%
Roseville, MN	56%	62%

Operations of asset held for sale:
Scottsdale, AZ	—%	69%

Minneapolis, Minnesota: Gross operating income for the three month period ended March 31, 2013 increased from 2012 primarily due to an increase in average room rates as well as a decrease in departmental expenses.

Plymouth, Minnesota: Gross operating income decreased for the three month period ended March 31, 2013 compared to 2012 primarily due to a decrease in occupancy.

Roseville, Minnesota: Gross operating income decreased for the three month period ended March 31, 2013 compared to 2012 primarily due to a decrease in occupancy.

Plan of Liquidation and Dissolution

On April 1, 2013, the General Partner of CRI Hotel Income Partners, L.P., a Delaware limited partnership (the “Partnership”), adopted, subject to partner approval, a Plan of Liquidation and Dissolution for the Partnership (the “Plan of Liquidation”). On June 14, 2013, the partners of the Partnership approved the Plan of Liquidation. Under the Plan of Liquidation, the General Partner of the Partnership will (1) seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, (2) pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner and (3) distribute the remaining assets as set forth in the Partnership’s Agreement of Limited Partnership, dated as of September 23, 1986, as the same may be amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 4. Controls and Procedures

Disclosure controls and procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Partnership's “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the principal executive officer and chief financial officer have concluded that, as the end of the period covered by this report, the Partnership's disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC's rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a consultant with the requisite accounting expertise to resolve the above issue and expect to implement changes in the near term.

Changes in internal controls

There have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

Part II.    OTHER INFORMATION
Item 5. Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2013, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2013.

b.
There is no established market for the purchase and sale of BACs, although various informal secondary market services may exist. Due to the limited markets, investors may be unable to sell or otherwise dispose of their BACs.

c.
In addition, certain transfers of BACs in the Partnership may not exceed two percent of the total interests in the Partnership's capital or profits during any one taxable year to avoid the Partnership being deemed a publicly traded partnership.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

	by:	CRICO Hotel Associates I, L.P

	by:	C.R.I., Inc.

July 25, 2013	by:	/s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 25, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer