Form 10-Q/A
period 2013-03-31
CRI HOTEL INCOME PARTNERS L P
filed 2013-10-08
CIK 808377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which was filed with the Securities and Exchange Commission on July 25, 2013 (the "Original Filing").

This Form 10-Q/A is an technical amendment to correct certain required language regarding the certification of the quarterly report to Exhibit 31.2 of the Original Filing.
This Form 10-Q/A includes only the corrected exhibit and does not reflect events occurring after the filing of the Original Filing. The Original Filing is unchanged except with respect to the changes to Exhibit 31.2 included in this Form 10-Q/A.
Part II - OTHER INFORMATION
Item 6.  Exhibits.

The following exhibits are filed as part of this Form 10-Q/A:

Exhibit 31.2	Certification of the Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

	by:	CRICO Hotel Associates L.L.P
its General Partner

	by:	C.R.I., Inc.
Managing General Partner

October 8, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President Secretary,
Principal Financial Officer and
Principal Accounting Officer