Form 10-Q
period 2013-06-30
CRI HOTEL INCOME PARTNERS L P
filed 2013-10-23
CIK 808377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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
Yes     ☐    No      ☑

As of October 23, 2013, the issuer had 868,662 outstanding beneficial assignee certificates.

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012
		(Note 1)
Assets related to discontinued operations	$9,698	$71,273
Property and equipment - at cost
Land	1,191,990	1,191,990
Buildings and site improvements	11,105,244	11,051,370
Furniture, fixtures and equipment	2,510,145	2,383,286
Leasehold improvements	1,521,020	1,521,020
	16,328,399	16,147,666
Less: accumulated depreciation and amortization	(12,710,321)	(12,436,992)
	3,618,078	3,710,674
Hotel operating cash	207,571	100,370
Working capital reserves	653,267	1,353,505
Restricted cash	1,030,507	993,220
Receivables and other assets, net of allowance for doubtful accounts of $24,516 and $23,415, respectively	535,173	430,388
Acquisition fees, principally paid to related parties, net of
accumulated amortization of $711,225 and $699,436, respectively	104,858	116,646
Property purchase costs, net of
accumulated amortization of $148,715 and $146,403, respectively	20,900	23,212
Loan refinancing costs, net of
accumulated amortization of $241,939 and $221,429, respectively	46,846	67,356

Total assets	$6,226,898	$6,866,644
LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses	$279,451	$404,843
Hotel trade payables	148,566	122,245
Mortgages payable	6,609,319	6,718,617
Liabilities related to discontinued operations	13,415	140,512
Total liabilities	7,050,751	7,386,217

General Partner	(405,262)	(399,176)
Beneficial Assignee Certificates (BACs) Series A; 868,662
issued and outstanding	(418,591)	(120,397)
Total partners' deficit	(823,853)	(519,573)
Total liabilities and partners' deficit	$6,226,898	$6,866,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
				(Note 1)
Revenue:
Rooms	$1,509,954	$1,397,615	$2,558,164	$2,511,014
Rental and other	75,936	80,208	147,836	149,386
Telephone	701	973	1,209	1,309
	1,586,591	1,478,796	2,707,209	2,661,709
Departmental expenses:
Rooms	(448,256)	(429,889)	(839,632)	(834,892)
Rental and other	(5,019)	(8,672)	(11,221)	(16,003)
Telephone	(7,073)	(6,527)	(13,884)	(14,320)
	(460,348)	(445,088)	(864,737)	(865,215)
Gross operating income	1,126,243	1,033,708	1,842,472	1,796,494
Unallocated operating income (expenses):
Interest and other income	155	358	362	946
General and administrative	(331,764)	(203,593)	(535,236)	(459,489)
Building lease expense	(4,946)	(5,814)	(10,760)	(11,628)
Marketing	(106,951)	(95,311)	(194,718)	(181,065)
Depreciation and amortization	(157,507)	(154,657)	(312,301)	(313,947)
Energy	(84,297)	(64,591)	(199,839)	(165,759)
Property taxes	(106,246)	(98,023)	(212,111)	(198,286)
Property operations and maintenance	(112,110)	(103,218)	(216,675)	(208,102)
Management fees	(55,529)	(51,753)	(94,746)	(93,147)
Base asset management fee	(16,250)	(23,437)	(32,500)	(46,875)
Professional fees	(57,130)	(50,646)	(72,130)	(227,870)
Total operating costs and expenses	(1,032,575)	(850,685)	(1,880,654)	(1,905,222)
Operating income (loss) from continuing operations	93,668	183,023	(38,182)	(108,728)
Interest expense	(114,722)	(120,122)	(232,313)	(239,039)

(Loss) income from continuing operations	(21,054)	62,901	(270,495)	(347,767)
Gain on sale of hotel property	—	—	—	417,303
(Loss) income from operations related to discontinued operations	(32,008)	(113,567)	(33,785)	230,511
Net (loss) income from discontinued operations	(32,008)	(113,567)	(33,785)	647,814
Net (loss) income	$(53,062)	$(50,666)	$(304,280)	$300,047
Net (loss) income allocated to GP (2%)	$(1,061)	$(1,013)	$(6,086)	$6,001
Net (loss) income allocated to LPs (98%)	$(52,001)	$(49,653)	$(298,194)	$294,046
(Loss) income from continuing operations per BAC, based on 868,662 BACs outstanding	$(0.02)	$0.07	$(0.31)	$(0.40)
(Loss) income from discontinued operations per BAC, based on 868,662 BAC's outstanding	$(0.04)	$(0.13)	$(0.04)	$0.75
Net (loss) income per BAC, based on 868,662 BACs outstanding	$(0.06)	$(0.06)	$(0.35)	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

For the six months ended June 30, 2013
(Unaudited)

	General Partner	Beneficial Assignee Certificate Holders	Total

Partners' deficit, January 1, 2013	$(399,176)	$(120,397)	$(519,573)

Net loss for the six months ended June 30, 2013	(6,086)	(298,194)	(304,280)

Partners' deficit, June 30, 2013	$(405,262)	$(418,591)	$(823,853)

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2013	2012
		(Note 1)
Cash flows from operating activities:
Net (loss) income	$(304,280)	$300,047
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	312,301	313,947
Gain on sale of hotel property	—	(417,303)
Changes in assets and liabilities:
Decrease in assets related to discontinued operations	61,575	196,848
Increase in receivables and other assets, net	(109,147)	(79,322)
Decrease in accounts payable and accrued expenses	(125,392)	(130,765)
Increase (decrease) in hotel trade payables	26,321	(1,632)
Decrease in liabilities related to discontinued operations	(127,097)	(143,719)

Net cash (used in) provided by operating activities	(265,719)	38,101

Cash flows from investing activities:
Proceeds from sale of hotel property	—	1,744,775
Additions to property and equipment	(180,733)	(99,575)
Additions to property and equipment related to discontinued operations	—	(51,377)
Change in working capital reserve	700,238	(323,081)
Change in restricted cash	(37,287)	(30,862)
Net cash provided by investing activities	482,218	1,239,880

Cash flows from financing activities:
Repayment of principal on mortgage loan	(109,298)	(1,145,183)
Net cash used in financing activities	(109,298)	(1,145,183)

Net increase in hotel operating cash and cash equivalents	107,201	132,798

Hotel operating cash and cash equivalents, beginning of period	100,370	63,202

Hotel operating cash and cash equivalents, end of period	$207,571	$196,000
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$232,313	$184,710
Supplemental disclosure of noncash investing activities:
Fixed asset reduction	$—	$1,354,368
Write-off of financing costs	$—	$73,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(Unaudited)

1.    BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. and CRI Hotel Income of Minnesota, LLC (the “Partnership”) as of June 30, 2013, and the results of their operations and their cash flows for the three and six month periods ended June 30, 2013 and 2012. The results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

During the three and six month periods ended June 30, 2013 and 2012, the Scottsdale Inn was classified as held for sale on the condensed consolidated balance sheets and its operations were reported separately on the condensed consolidated statements of operations as (loss) income from operations related to discontinued operations (see Note 2).

2.    LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. During the six month periods ended June 30, 2013 and 2012, no impairment loss was recognized.

Assets to be disposed of are separately presented on the condensed consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met. Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.

The assets and liabilities of a group classified as held for sale are presented separately in the appropriate asset and liability sections of the condensed consolidated balance sheets. Operations from a group classified as held for sale are reported in discontinued operations.

As of December 31, 2011, Clearwater was classified as held for sale. On January 6, 2012, the Clearwater hotel was sold. As of September 30, 2012, Scottsdale is classified as held for sale. Operations were terminated at the Scottsdale hotel on December 31, 2012. During the three and six months ended March 31, 2013 and June 30, 2013, management was winding up the affairs of the Scottsdale hotel. Assets related to discontinued operations for Clearwater and Scottsdale as of June 30, 2013 were $0 and $9,698, respectively. Liabilities related to discontinued operations as of June 30, 2013 were $0 and $13,415 for Clearwater and Scottsdale, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013 AND 2012
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

5.    RESTRICTED CASH

Restricted cash is cash that has been escrowed in order to pay for real estate taxes, environmental matters and property maintenance. These escrow accounts were required as part of the mortgage loan covenants for the loan entered into by CRI Hotel of Minnesota, LLC (discussed further in Note 6). As of June 30, 2013, $1,030,507 of restricted cash is being held at Franklin Bank. Of this amount, $336,647 is in an environmental escrow which will be released upon resolution of the environmental matter further discussed below.

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

On August 8, 2013, the Roseville and Plymouth loans and related interest were paid in full at the closing of the sale of the Roseville hotel.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin Bank. On December 17, 2010, CRI Hotel of Minnesota, LLC refinanced the mortgage loan associated with the University hotel with Franklin Bank.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota, LLC in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance is due. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below. Please see Note 15 for additional information on this mortgage loan.

The Partnership made installments of principal and interest for all mortgage loans aggregating $170,807 and $341,613 for the three and six month periods ending June 30, 2013, respectively. Additionally, the $1,044,076 promissory note balance related to

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013 AND 2012
(Unaudited)

Clearwater was paid at the January 6, 2012 sale closing. The Partnership's aggregate balance on the loans was $6,609,319 and $6,718,617 as of June 30, 2013 and December 31, 2012, respectively.

The approximate aggregate scheduled principal maturities are as follows:

December 31, 2013	$3,346,759
2014	135,384
2015	145,004
2016	2,982,172
Total	$6,609,319

7.           ENVIRONMENTAL MATTERS

In 2008, a Phase I environmental study and subsequent Phase II environmental study of the University hotel revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous. The Partnership engaged a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”). The Partnership's ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem. Extensive testing was conducted of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination. It has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property. Active remediation of the northeast corner of the property was recommended to mitigate the vapors and the potential for a continued intrusion condition. To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, a Corrective Action Design (CAD) plan was submitted to and approved by the MPCA. In December 2011, the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed. The remediation system is monitored and ground water and air samples are tested monthly to determine if risks associated with the contaminants are reduced to an acceptable level. The Partnership has been informed that the remediation system continues to operate as designed and that significant contaminants have been removed from the site, however, the effect on the groundwater will need to be monitored over a longer period of time. The remediation system will be operated until groundwater concentrations, sub-slab vapor concentrations, and other contaminants concentrations warrant a system shut-down test. At this time, it is unknown as to how long the Partnership will be required to continue the operations of the remediation system.  During 2011, the Partnership incurred costs totaling $228,965 for remediation related services. As of June 30, 2013 and December 31, 2012, $13,894 and $25,515, respectively, remained payable relating to these costs.

8.    DISTRIBUTIONS TO BAC HOLDERS

The Partnership did not make a distribution in the first or second quarter of 2013 or in 2012.

9.           COMMITMENTS

a.           Hotel Management Agreements

The Partnership entered into management contracts with Oak Hotels, Inc., for the management of the hotels. The management contracts expire December 31, 2016, with the exception of Scottsdale which was coterminous with the land lease on which the hotel is located. The land lease expired on December 31, 2012. The agreements provide for a base management fee of 3.5% of gross revenues from operations with the exception of Scottsdale which provided for a base management fee of 4.5% of gross revenues from operations.

For the the three and six month periods ending June 30, 2013, management fee expenses was $55,529 and $94,746, respectively, and $51,753 and $93,147 for the three and six month periods ending June 30, 2012, respectively.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013 AND 2012
(Unaudited)

b.           Lease Agreements

The Partnership owned a leasehold interest in the Scottsdale Days Inn.  The Partnership had entered into various amendments to the lease extending its term and required lease payments.  For the year 2011, lease payments were based upon a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000.  On December 1, 2011, the Partnership executed a restated Seventh Addendum to Lease and Fifth Extension Term which among other things extended the lease term to December 31, 2012 and fixed the annual lease payment at $350,000 paid in equal monthly installments.  On September 30, 2012, management decided not to renew the lease upon its expiration on December 31, 2012. Consequently, operations of the hotel ceased on November 30, 2012. During December 2012, all personal property at the hotel was sold for a sum of $82,500. These assets were written down to the sale amount at September 30, 2012, resulting in an impairment loss of $87,104, which was recognized during the fourth quarter of 2012. Net costs incurred to cease operations of the hotel totaled $35,000 which was accrued for at December 31, 2012 and paid in first quarter of 2013.  For the three and six month periods ended June 30, 2013, the annual lease payments were $0. For the three and six month periods ended June 30, 2012, the annual lease payments were $89,382 and $178,764 respectively.

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

10.        LEASE AGREEMENTS

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant. The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  In addition to base rent, the tenant is responsible for their share of operating expenses. Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of possession date.  Gross rental income, including operating expense reimbursement, pursuant to the lease agreement with Tea House, which is included in rental and other in the accompanying condensed consolidated statements of operations, was $77,574 and $77,196 for the six month periods ended June 30, 2013 and 2012, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in rental and other income in the accompanying condensed consolidated statements of operations, was $15,000 for each of the six month periods ended June 30, 2013 and 2012.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013 AND 2012
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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2013, the Partnership paid $8,713 and $14,431, respectively, and $13,791 and $38,813, respectively for the three and six month periods ended June 30, 2012, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General partner provided legal and tax accounting services to the Partnership, which are reimbursed comparable to third party service charges. For the three and six month periods ended ended June 30, 2013, the Partnership paid $49,498 and $163,493, respectively, and $34,140 and $89,980 , respectively for the three and six month periods ended June 30, 2012, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee), equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement.  The Partnership incurred a Management Fee of $16,250 and $23,437 for the three month periods ended June 30, 2013 and 2012, respectively, and $32,500 and $46,875 for the six month periods ended June 30, 2013 and 2012, respectively.

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

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013 AND 2012
(Unaudited)

13.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains 16 cash accounts.  As of June 30, 2013, the portion of the cash balance in excess of FDIC limits was $975,844.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	6/30/2013	6/30/2013	6/30/2013
Bank of America, N.A.	5	$104,962	$104,962	$—
Wells Fargo	2	$2,614	$2,614	$—
Franklin Bank	6	$1,162,119	$381,611	$780,508
Eagle Bank	3	$695,337	$500,000	$195,337

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013 AND 2012
(Unaudited)

14. PLAN OF LIQUIDATION

On April 1, 2013 the General Partner of CRI Hotel Income Partners, L.P., a Delaware limited partnership (the “Partnership”), adopted, subject to partner approval, a Plan of Liquidation and Dissolution for the Partnership (the “Plan of Liquidation”). On June 14, 2013, the partners of the Partnership approved the Plan of Liquidation. Under the Plan of Liquidation, the General Partner of the Partnership will (1) seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, (2) pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner and (3) distribute the remaining assets as set forth in the Partnership’s Agreement of Limited Partnership, dated as of September 23, 1986. Currently, the remaining hotels are under contract for sale. There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed, but it is anticipated that the process will be completed prior to December 31, 2014. Liquidation is not imminent, and as such, we have not prepared these financial statements under the liquidation basis of accounting. Because the liquidation was not imminent as of June 30, 2013, the condensed consolidated financial statements are presented assuming the Partnership will continue as a going concern.
15. SUBSEQUENT EVENTS
Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. The following are subsequent events that required disclosure in the footnotes:
CRI Hotel Income Partners, LP, entered into a purchase and sale agreement dated July 12, 2013 with Mohammad Bashir for the sale of the real and personal property operated as Plymouth Days Inn for the sale price of $2,200,000. The sale of the property is expected to occur in the fourth quarter of 2013. There is no assurance that the purchaser will be able to purchase the property on the terms set forth in the Purchase and Sale Agreement or at all. Closing of the purchase and sale is subject to customary conditions.
CRI Hotel Income Partners, L.P., entered into a purchase and sale agreement dated July 29, 2013 with Roseville Lodging LLC for the sale of the real and personal property operated as the Roseville Days Inn for the sale price of $3,550,000. The sale of the property occurred on August 8, 2013. In connection with the sale of the the property, the Roseville and Plymouth loans and related interest were paid in full.
CRI Hotel Income of Minnesota, LLC, entered into a purchase and sale agreement dated September 10, 2013 with United Properties Investment LLC for the sale of the real and personal property operated as University Days Inn Minneapolis for the sale price of $12,000,000. The sale of the property is expected to occur on or before December 31, 2013. There is no assurance that the purchaser will be able to purchase the property on the terms set forth in the purchase and sale agreement or at all. Closing of the purchase and sale is subject to customary conditions. The proceeds from the sale of the University property will be used to payoff the Franklin loan. Should the sale of the property not close by December 31, 2013, the Partnership will negotiate an extension with Franklin Bank.

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

Travel and the Economy

Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies began improving in 2010 and that improvement has continued through the second quarter of 2013. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast.

Distributions

The Partnership did not make a distribution in the first or second quarter of 2013 or 2012.

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

For the three month period ended June 30, 2013, existing cash resources were adequate to support operating and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payables, accounts payable and accrued expenses.

The working capital reserve of $653,267 and $1,353,505 as of June 30, 2013 and December 31, 2012, respectively, represents all cash and cash equivalents, as defined in Note 4 of the accompanying condensed consolidated financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

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

On November 9, 2010, the Partnership formed CRI Hotel Income of Minnesota, LLC for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin Bank. On December 17, 2010, CRI Hotel of Minnesota, LLC refinanced the mortgage loan associated with the University hotel with Franklin Bank. Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota, LLC in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance is due. It is anticipated that the funds to pay the outstanding principal will come from the proceeds from the sale of the University hotel. However, if the sale is not completed by the loan maturity date, the Partnership will negotiate an extension with Franklin Bank.

The Partnership made installments of principal and interest for all mortgage loans aggregating $170,807 for the three month period ending June 30, 2013. The Partnership's aggregate balance on the loans was $6,609,319 and $6,718,617 as of June 30, 2013 and December 31, 2012, respectively.

Results of Operations - Partnership

The Partnership experienced a net loss for the six month period ended June 30, 2013 compared to net income for the six month period ended June 30, 2012 primarily due to a decrease in income from discontinued operations and the gain on the sale of the Clearwater hotel that was recorded in 2012.

The General Partner is not able to predict the future trend of hotel gross operating income, especially room revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three and six month periods ended June 30, 2013 and 2012 follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and six month periods ended June 30, 2013 and 2012 follow.

	Gross Operating Income		Gross Operating Income
	for the three months ended		for the six months ended
	June 30,		June 30,
Hotel Location	2013	2012	2013	2012

Minneapolis, MN	$652,268	$597,954	$1,106,390	$1,041,741
Plymouth, MN	198,064	177,451	280,674	304,084
Roseville, MN	275,911	258,303	455,408	450,669

Total continuing operations	1,126,243	1,033,708	1,842,472	1,796,494

Discontinued operations:
Clearwater, FL	—	—	—	(44,977)
Scottsdale, AZ	(709)	248,015	(446)	1,016,822

Totals	$1,125,534	$1,281,723	$1,842,026	$2,768,339

	Operating (Loss) Income		Operating (Loss) Income
	for the three months ended		for the six months ended
	June 30,		June 30,
Hotel Location	2013	2012	2013	2012

Minneapolis, MD	$310,131	$280,115	$434,065	$395,000
Plymouth, MN	41,568	34,275	(27,863)	445
Roseville, MN	90,097	95,426	94,313	113,363
Depreciation and net partnership operating expenses	(348,128)	(226,793)	(538,697)	(617,536)
Total continuing operations	93,668	183,023	(38,182)	(108,728)

Operations related to discontinued operations:
Clearwater, FL	—	—	—	(44,977)
Scottsdale, AZ	(32,008)	(113,567)	(33,785)	275,488

Totals	$61,660	$69,456	(71,967)	121,783

	Average Occupancy			Average Occupancy
	for the three months ended			for the six months ended
	June 30,			June 30,
Hotel Location	2013	2012	Hotel Location	2013	2012

Minneapolis, MN	83%	81%	Minneapolis, MN	75%	77%
Plymouth, MN	65%	64%	Plymouth, MN	58%	58%
Roseville, MN	72%	68%	Roseville, MN	65%	65%

Operations of asset held for sale:			Operations of asset held for sale:
Scottsdale, AZ	—%	47%	Scottsdale, AZ	—%	58%

Minneapolis, Minnesota: Gross operating income for the three month period ended June 30, 2013 increased from 2012 primarily due to an increase in average room rates.

Plymouth, Minnesota: Gross operating income increased for the three month period ended June 30, 2013 compared to 2012 primarily due to an increase in the average room rates.

Roseville, Minnesota: Gross operating income increased for the three month period ended June 30, 2013 compared to 2012 primarily due to an increase in occupancy.

Plan of Liquidation and Dissolution

On April 1, 2013, the General Partner of CRI Hotel Income Partners, L.P., a Delaware limited partnership (the “Partnership”), adopted, subject to partner approval, a Plan of Liquidation and Dissolution for the Partnership (the “Plan of Liquidation”). On June 14, 2013, the partners of the Partnership approved the Plan of Liquidation. Under the Plan of Liquidation, the General Partner of the Partnership will (1) seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, (2) pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner and (3) distribute the remaining assets as set forth in the Partnership’s Agreement of Limited Partnership, dated as of September 23, 1986, as the same may be amended. Currently, the remaining hotels are under contract for sale. There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed, but it is anticipated that the process will be completed prior to December 31, 2014. Liquidation is not imminent, and as such, we have not prepared these financial statements under the liquidation basis of accounting. Because the liquidation was not imminent as of June 30, 2013, the condensed consolidated financial statements are presented assuming the Partnership will continue as a going concern.

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

Changes in internal controls

There have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

Part II.    OTHER INFORMATION
Item 5. Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2013.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

	by:	CRICO Hotel Associates I, L.P

	by:	C.R.I., Inc.

October 23, 2013	by:	/s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 23, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer