Form 10-Q
period 2013-09-30
CRI HOTEL INCOME PARTNERS L P
filed 2013-11-27
CIK 808377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
OR
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

As of November 27, 2013, the issuer had 868,662 outstanding beneficial assignee certificates.

CRI HOTEL INCOME PARTNERS, L.P.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012
		(Note 1)
Assets related to discontinued operations	$4,241,743	$5,494,389
Working capital reserves	877,181	1,353,505
Accounts receivable	18,750	18,750

Total assets	$5,137,674	$6,866,644
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$60,238	$242,303
Liabilities related to discontinued operations	3,609,244	7,143,914
Total liabilities	3,669,482	7,386,217

General Partner	(359,421)	(399,176)
Beneficial Assignee Certificates (BACs) Series A; 868,662
issued and outstanding	1,827,613	(120,397)
Total partners' capital (deficit)	1,468,192	(519,573)
Total liabilities and partners' capital (deficit)	$5,137,674	$6,866,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
		(Note 1)		(Note 1)
Operating income (expenses):
Interest and other income	$156	$349	$518	$1,295
General and administrative	(46,713)	(68,205)	(286,371)	(236,718)
Base asset management fee	(16,250)	(23,438)	(48,750)	(70,313)
Professional fees	(69,676)	(111,013)	(141,806)	(338,883)
Total operating costs and expenses	(132,483)	(202,307)	(476,409)	(644,619)

Loss from continuing operations	(132,483)	(202,307)	(476,409)	(644,619)

Gain on sale of hotel property	2,096,216	—	2,096,216	417,303
Asset impairment	—	(87,104)	—	(87,104)
Income from operations related to discontinued operations	328,312	131,931	367,958	460,033
Income from discontinued operations	2,424,528	44,827	2,464,174	790,232
Net income (loss)	$2,292,045	$(157,480)	$1,987,765	$145,613
Net income (loss) allocated to GP (2%)	$45,841	$(3,150)	$39,755	$2,912
Net income (loss) allocated to LPs (98%)	$2,246,204	$(154,330)	$1,948,010	$142,701
Loss from continuing operations per BAC, based on 868,662 BACs outstanding	$(0.15)	$(0.23)	$(0.55)	$(0.74)
Income from discontinued operations per BAC, based on 868,662 BAC's outstanding	$2.79	$0.05	$2.84	$0.91
Net income (loss) per BAC, based on 868,662 BACs outstanding	$2.64	$(0.18)	$2.29	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

For the nine months ended September 30, 2013
(Unaudited)

	General Partner	Beneficial Assignee Certificate Holders	Total

Partners' deficit, January 1, 2013	$(399,176)	$(120,397)	$(519,573)

Net income	39,755	1,948,010	1,987,765

Partners' (deficit) capital, September 30, 2013	$(359,421)	$1,827,613	$1,468,192

The accompanying notes are an integral part of these consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2013	2012
		(Note 1)
Cash flows from operating activities:
Net income	$1,987,765	$145,613
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	407,790	497,019
Gain on sale of hotel property	(2,096,216)	(417,303)
Asset impairment	—	87,104
Changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	(182,065)	(28,426)
Increase in operating assets related to discontinued operations	(121,061)	(384,471)
(Decrease) increase in operating liabilities related to discontinued operations	(86,177)	108,495

Net cash (used in) provided by operating activities	(89,964)	8,031

Cash flows from investing activities:
Proceeds from sale of hotel property	3,380,867	1,844,775
Additions to property and equipment	(188,783)	(121,573)
Change in working capital reserve	476,324	(628,363)
Change in restricted cash	(129,951)	91,950
Net cash provided by investing activities	3,538,457	1,186,789

Cash flows from financing activities:
Repayment of principal on mortgage loan	(3,448,493)	(1,194,820)
Net cash used in financing activities	(3,448,493)	(1,194,820)

Net change in hotel operating cash and cash equivalents	—	—

Hotel operating cash and cash equivalents, beginning of period	—	—

Hotel operating cash and cash equivalents, end of period	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$319,341	$361,675
Supplemental disclosure of noncash investing activities:
Fixed asset reduction, net	$1,254,280	$1,354,368
Write-off of financing costs, net	$33,604	$73,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

CRI HOTEL INCOME PARTNERS, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

(Unaudited)

1.    BASIS OF PRESENTATION

In the opinion of CRICO Hotel Associates I, L.P. (the “General Partner”), the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of CRI Hotel Income Partners, L. P. and CRI Hotel Income of Minnesota, LLC (the “Partnership”) as of September 30, 2013, and the results of their operations and their cash flows for the three and nine month periods ended September 30, 2013 and 2012. The results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

During the three and nine month periods ended September 30, 2013 and 2012, the Scottsdale hotel, the Roseville hotel, the University hotel and the Plymouth hotel were classified as assets related to discontinued operations on the condensed consolidated balance sheets and its operations were reported separately on the condensed consolidated statements of operations as income from operations related to discontinued operations (see Note 2).

2.    LONG-LIVED ASSETS AND ASSETS HELD FOR SALE

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. During the nine month periods ended September 30, 2013 and 2012, $0 and $87,104 of impairment was recognized, respectively.

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

As of December 31, 2011, the Clearwater hotel was classified as held for sale. On January 6, 2012, the Clearwater hotel was sold. As of September 30, 2012, the Scottsdale hotel is classified as held for sale. Operations were terminated at the Scottsdale hotel on December 31, 2012. During the three, six and nine months ended March 31, 2013, June 30, 2013 and September 30, 2013 management was winding up the affairs of the Scottsdale hotel. During the three month period ended September 30, 2013, the Roseville, University and Plymouth hotels were classified as held for sale. On August 8, 2013, the Roseville hotel was sold. During the three month period ended September 30, 2013, management was winding up the affairs of the Roseville hotel.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

Assets related to discontinued operations as of September 30, 2013 and 2012 were $4,241,743 and $5,494,389, respectively. Additionally, the liabilities related to discontinued operations as of September 30, 2013 and 2012 were $3,609,244 and $7,143,914, respectively.

The tables below detail the assets and liabilities held for sale as of September 30, 2013 and December 31, 2012.

ASSETS RELATED TO DISCONTINUED OPERATIONS
SEPTEMBER 30, 2013

	University	Plymouth	Roseville	Scottsdale	Total

Cash and restricted cash	$1,231,982	$105,138	$124,781	$66	$1,461,967
Accounts receivable and other assets	237,465	71,968	40,593	5,821	355,847
Land	444,480	272,727	—	—	717,207
Building	4,120,883	3,454,768	—	—	7,575,651
Furniture, fixtures and equipment	2,482,620	776,914	—	—	3,259,534
Deferred assets	46,680	38,560	—	—	85,240
Accumulated depreciation and amortization	(5,638,385)	(3,575,318)	—	—	(9,213,703)

Total	$2,925,725	$1,144,757	$165,374	$5,887	$4,241,743

ASSETS RELATED TO DISCONTINUED OPERATIONS
DECEMBER 31, 2012

	University	Plymouth	Roseville	Scottsdale	Total

Cash and restricted cash	$1,032,204	$18,341	$43,049	$24,541	$1,118,135
Accounts receivable and other assets	208,322	61,839	94,745	46,732	411,638
Land	444,480	272,727	474,783	—	1,191,990
Building	4,145,969	3,423,204	3,482,197	—	11,051,370
Furniture, fixtures and equipment	2,381,856	758,317	810,861	—	3,951,034
Deferred assets	74,692	51,729	80,793	—	207,214
Accumulated depreciation and amortization	(5,454,800)	(3,485,061)	(3,497,131)	—	(12,436,992)

Total	$2,832,723	$1,101,096	$1,489,297	$71,273	$5,494,389

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

LIABILITIES RELATED TO DISCONTINUED OPERATIONS
AS OF SEPTEMBER 30, 2013

	University	Plymouth	Roseville	Scottsdale	Total

Mortgage	$3,270,124	$—	$—	$—	$3,270,124

Hotel trade payable and accrued expenses	226,190	76,765	26,437	9,728	339,120

Total	$3,496,314	$76,765	$26,437	$9,728	$3,609,244

LIABILITIES RELATED TO DISCOUNTINUED OPERATIONS
AS OF DECEMBER 31, 2012

	University	Plymouth	Roseville	Scottsdale	Total

Mortgage	$3,340,595	$1,009,025	$2,368,997	$—	$6,718,617

Hotel trade payable and accrued expenses	161,458	70,156	88,171	105,512	425,297

Total	$3,502,053	$1,079,181	$2,457,168	$105,512	$7,143,914

The following details the discontinued operations for the three and nine months ending September 30, 2013 and 2012.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

DISCONTINUED OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

	Roseville	Plymouth	University	Total

Revenue:
Rooms	$165,663	$418,488	$891,452	$1,475,603
Rental and other	20,811	9,077	74,454	104,342
Telephone	—	—	15	15
	186,474	427,565	965,921	1,579,960

Departmental expenses:
Rooms	(75,990)	(152,360)	(235,837)	(464,187)
Rental and other	(3,669)	(2,075)	(1,740)	(7,484)
Telephone	(826)	(2,585)	(2,123)	(5,534)
	(80,485)	(157,020)	(239,700)	(477,205)
Gross operating income	105,989	270,545	726,221	1,102,755

Unallocated operating income (expenses):

General and administrative	(37,778)	(46,988)	(72,621)	(157,387)
Depreciation and amortization	(15,503)	(15,628)	(64,358)	(95,489)
Marketing	(25,755)	(28,955)	(55,158)	(109,868)
Energy	(12,673)	(27,659)	(36,803)	(77,135)
Building lease	320	(166)	(707)	(553)
Property operations and maintenance	(20,094)	(35,221)	(43,569)	(98,884)
Property taxes	(9,458)	(21,046)	(62,456)	(92,960)
Management fees	(6,596)	(14,729)	(33,811)	(55,136)
	(127,537)	(190,392)	(369,483)	(687,412)

Gain on sale	2,096,216	—	—	2,096,216
Interest	(23,860)	(5,013)	(58,158)	(87,031)
Operating income from
discontinued operations	$2,050,808	$75,140	$298,580	$2,424,528

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

DISCONTINUED OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Roseville	Plymouth	University	Scottsdale	Total

Revenue:
Rooms	$832,447	$913,137	$2,284,469	$760	$4,030,813
Rental and other	43,463	21,796	190,631	—	255,890
Food and beverage	—	—	—	—	—
Telephone	—	24	1,200	—	1,224
	875,910	934,957	2,476,300	760	4,287,927

Departmental expenses:
Rooms	(302,349)	(371,853)	(630,019)	(1,206)	(1,305,427)
Rental and other	(7,165)	(5,346)	(5,792)	—	(18,303)
Telephone	(4,999)	(6,539)	(7,878)	—	(19,416)
	(314,513)	(383,738)	(643,689)	(1,206)	(1,343,146)
Gross operating income (loss)	561,397	551,219	1,832,611	(446)	2,944,781

Unallocated operating expenses:

General and administrative	(137,193)	(121,471)	(194,022)	(31,139)	(483,825)
Depreciation and amortization	(119,166)	(97,168)	(191,456)	—	(407,790)
Marketing	(88,354)	(76,086)	(140,296)	(1,203)	(305,939)
Energy	(75,201)	(82,976)	(118,797)	—	(276,974)
Building lease	(1,377)	(1,836)	(8,100)	—	(11,313)
Property operations and maintenance	(85,849)	(104,913)	(124,805)	(1,109)	(316,676)
Property taxes	(54,566)	(63,133)	(187,372)	—	(305,071)
Management fees	(30,728)	(32,489)	(86,665)	(12)	(149,894)
	(592,434)	(580,072)	(1,051,513)	(33,463)	(2,257,482)

Gain on sale	2,096,216	—	—	—	2,096,216
Interest	(100,653)	(43,009)	(175,679)	—	(319,341)
Operating (loss) income from
discontinued operations	$1,964,526	$(71,862)	$605,419	$(33,909)	$2,464,174

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

DISCONTINUED OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

	Roseville	Plymouth	University	Scottsdale	Clearwater	Total

Revenue:
Rooms	$424,966	$371,368	$838,518	$321,578	$—	$1,956,430
Rental and other	14,225	9,333	64,569	10,939	—	99,066
Food and beverage	—	—	—	(6,645)	—	(6,645)
Telephone	—	153	718	1,655	—	2,526
	439,191	380,854	903,805	327,527	—	2,051,377

Departmental expenses:
Rooms	(131,098)	(139,140)	(222,691)	(115,783)	—	(608,712)
Rental and other	(3,087)	(1,713)	(2,202)	(15)	—	(7,017)
Food and beverage	—	—	—	2,724	—	2,724
Telephone	(1,998)	(1,828)	(3,026)	(4,350)	—	(11,202)
	(136,183)	(142,681)	(227,919)	(117,424)	—	(624,207)
Gross operating income	303,008	238,173	675,886	210,103	—	1,427,170

Unallocated operating expenses:

General and administrative	(54,563)	(48,701)	(63,999)	(67,078)	(3,790)	(238,131)
Depreciation and amortization	(59,073)	(42,543)	(52,880)	(12,242)	—	(166,738)
Marketing	(33,190)	(23,613)	(52,306)	(48,884)	—	(157,993)
Energy	(27,618)	(26,544)	(32,666)	(58,958)	—	(145,786)
Building lease	(850)	(1,063)	(3,902)	(89,383)	—	(95,198)
Property operations and maintenance	(36,946)	(31,018)	(47,548)	(49,304)	—	(164,816)
Property taxes	(21,153)	(19,593)	(59,065)	(28,413)	—	(128,224)
Management fees	(15,371)	(13,330)	(31,977)	(15,009)	—	(75,687)
	(248,764)	(206,405)	(344,343)	(369,271)	(3,790)	(1,172,573)

Impairment	—	—	—	(87,104)	—	(87,104)
Gain on sale	—	—	—	—	—	—
Interest	(44,112)	(18,788)	(59,766)	—	—	(122,666)
Operating income (loss) from
discontinued operations	$10,132	$12,980	$271,777	$(246,272)	$(3,790)	$44,827

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

DISCONTINUED OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Roseville	Plymouth	University	Scottsdale	Clearwater	Total

Revenue:
Rooms	$1,085,229	$897,107	$2,159,323	$1,613,980	$9,592	$5,765,231
Rental and other	37,958	21,734	182,012	30,930	676	273,310
Food and beverage	—	—	—	5,993	—	5,993
Telephone	—	378	1,803	7,644	(187)	9,638
	1,123,187	919,219	2,343,138	1,658,547	10,081	6,054,172

Departmental expenses:
Rooms	(354,460)	(364,670)	(608,664)	(415,887)	(16,372)	(1,760,053)
Rental and other	(9,160)	(6,235)	(7,611)	(241)	(101)	(23,348)
Food and beverage	—	—	—	(5,353)	—	(5,353)
Telephone	(5,890)	(6,057)	(9,227)	(10,141)	1,062	(30,253)
	(369,510)	(376,962)	(625,502)	(431,622)	(15,411)	(1,819,007)
Gross operating income (loss)	753,677	542,257	1,717,636	1,226,925	(5,330)	4,235,165

Unallocated operating expenses:

General and administrative	(149,314)	(141,852)	(184,435)	(165,167)	(15,341)	(656,109)
Depreciation and amortization	(150,699)	(130,042)	(186,881)	(29,397)	—	(497,019)
Marketing	(91,609)	(66,021)	(132,546)	(186,321)	(5,698)	(482,195)
Energy	(80,406)	(70,097)	(102,085)	(139,350)	2,132	(389,806)
Building lease	(2,547)	(3,195)	(11,701)	(268,146)	(18,453)	(304,042)
Property operations and maintenance	(100,353)	(95,381)	(122,751)	(148,702)	(5,063)	(472,250)
Property taxes	(63,459)	(58,778)	(175,193)	(85,239)	(667)	(383,336)
Management fees	(39,310)	(32,173)	(81,995)	(74,875)	(347)	(228,700)
	(677,697)	(597,539)	(997,587)	(1,097,197)	(43,437)	(3,413,457)

Impairment	—	—	—	(87,104)	—	(87,104)
Gain on sale	—	—	—	—	417,303	417,303
Interest	(126,639)	(53,939)	(181,097)	—	—	(361,675)
Operating (loss) income from
discontinued operations	$(50,659)	$(109,221)	$538,952	$42,624	$368,536	$790,232

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

3.          HOTEL OPERATING CASH; CASH AND CASH EQUIVALENTS

Hotel operating cash and cash and cash equivalents consist of demand deposits, repurchase agreements and money market funds with original maturities when purchased of three months or less, which have not been designated as a working capital reserve by the General Partner.  Hotel operating cash represents funds maintained at the hotels and by the hotels’ unaffiliated manager, while cash and cash equivalents represents funds maintained at the Partnership.  The Partnership has determined that the carrying amounts for these items approximate fair value. Hotel operating cash is classified as assets related to discontinued operations on the accompanying condensed consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

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

5.    RESTRICTED CASH

Restricted cash is cash that has been escrowed in order to pay for real estate taxes, environmental matters and property maintenance. These escrow accounts were required as part of the mortgage loan covenants for the loan entered into by CRI Hotel of Minnesota, LLC (discussed further in Note 6). As of September 30, 2013, $1,110,171 of restricted cash is being held at Franklin Bank. Of this amount, $336,695 is in an environmental escrow which will be released upon resolution of the environmental matter further discussed below. Additionally, at the closing of the sale of the Roseville hotel, an escrow account in the amount of $13,000 was established in order for the Partnership to pay its pro rata share of the final water bill. The escrow is being held at the Land &Title Company. Restricted cash is included in assets related to discontinued operations on the accompanying condensed consolidated balance sheet at September 30, 2013.

6.           MORTGAGE PAYABLE

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

On May 6, 2008, the Partnership refinanced the mortgage loans associated with the Plymouth, Roseville and Clearwater hotels with General Electric Credit Corporation (GE).  A separate mortgage loan was issued with respect to each property, each collateralized by a property.  An event of default under each mortgage loan constitutes an event of default under the other mortgage loans. The mortgage loans had original principal balances of $1,150,000, $2,700,000 and $1,150,000 for the Plymouth, Roseville and Clearwater hotels, respectively.  The mortgage loans each bore interest rates of 6.79% and required monthly payments of principal and interest in the amounts of $8,837, $20,748 and $8,837 for the Plymouth, Roseville and Clearwater hotels, respectively, through December 31, 2013 at which time the interest rates of the mortgage loans shall be adjusted based upon an Index of the then prevailing five (5) year Interest Rate Swap plus 366 basis points.  The mortgage loans had a maturity date of January 1, 2016, at which time the entire outstanding principal balances were due.

On January 6, 2012, the Clearwater loan and related interest was paid in full at closing of the sale of the Clearwater hotel.

On August 8, 2013, the Roseville and Plymouth loans and related interest were paid in full at the closing of the sale of the Roseville hotel.

On November 9, 2010, CRI Hotel Income of Minnesota, LLC was formed for the purpose of creating a single purpose entity to own the University hotel for refinancing purposes with Franklin Bank. On December 17, 2010, CRI Hotel of Minnesota, LLC refinanced the mortgage loan associated with the University hotel with Franklin Bank.  Franklin Bank issued a loan secured by the University hotel to CRI Hotel of Minnesota, LLC in the principal amount of $3,500,000 for a term of three (3) years with an interest rate of seven percent (7%) per year. The mortgage loan requires monthly payments of principal and interest in the amount of $27,350 through December 31, 2013 at which time the entire outstanding principal balance is due. An environmental escrow reserve in the amount of $350,000 was established which will be released upon resolution of the environmental matter further discussed below. CRI Hotel Income of Minnesota, LLC entered into a purchase and sale agreement dated September 10, 2013 with United Properties Investment LLC for the sale of the real and personal property operated as University Days Inn Minneapolis for the sale price of $12,000,000. The sale of the property is expected to occur on or before December 31, 2013. There is no assurance that the purchaser will be able to purchase the property on the terms set forth in the purchase and sale agreement or at all. Closing of the purchase and sale is subject to customary conditions. The proceeds from the sale of the University property will be used to payoff the Franklin loan. Should the sale of the property not close by December 31, 2013, the Partnership will negotiate an extension with Franklin Bank

The Partnership made installments of principal and interest for all mortgage loans aggregating $107,846 and $449,457 for the three and nine month periods ending September 30, 2013, respectively. Additionally, the $1,044,076 promissory note balance related to Clearwater was paid at the January 6, 2012 sale closing. The $2,315,716 and the $985,888 promissory note balance related to Roseville and Plymouth was paid at the August 8, 2013 sale closing for the Roseville hotel. The Partnership's aggregate balance on the loans was $3,270,124 and $6,718,617 as of September 30, 2013 and December 31, 2012, respectively. These balances are included in on the condensed consolidated balance sheets as liabilities related to discontinued operations.

The approximate aggregate scheduled principal maturities are as follows:

December 31, 2013	$3,270,124
2014	—
2015	—
2016	—
Total	$3,270,124

7.           ENVIRONMENTAL MATTERS

In 2008, a Phase I environmental study and subsequent Phase II environmental study of the University hotel revealed excess levels of certain chemicals in the groundwater on the hotel property that are deemed hazardous. The Partnership engaged a consultant with respect to the environmental contamination of the University hotel property and to enroll the University hotel property in the Voluntary Investigation and Cleanup (“VIC”) Program of the Minnesota Pollution Control Agency (“MPCA”). The Partnership's ultimate goal is to obtain a No Further Action Letter determination with a Covenant Not to Sue from MPCA with respect to this environmental issue which will enable the University hotel to be refinanced at better rates and/or ultimately sold without an ongoing environmental problem. Extensive testing was conducted of all aspects of the University hotel property from 2008 through early 2011 to determine the source of the observed contamination. It has determined that the source of the solvent contamination appears to be on the northeast corner of the University hotel property. Active remediation of the northeast corner of the property was recommended to mitigate the vapors and the potential for a continued intrusion condition. To facilitate a reduction in contaminant concentrations and the receipt of a subsequent No Further Action determination, a Corrective Action Design (CAD) plan was submitted to and approved by the MPCA. In December 2011, the installation of a remediation system which incorporates soil vapor extraction, groundwater sparging and air stripping technologies was completed. The remediation system is monitored and ground water and air samples are tested monthly to determine if risks associated with the contaminants are reduced to an acceptable level. The Partnership has been informed that the remediation system continues to operate as designed and that significant contaminants have been removed from the site, however, the effect on the groundwater will need to be monitored over a longer period of time. The remediation system will be operated until groundwater concentrations, sub-slab vapor concentrations, and other contaminants concentrations warrant a system shut-down test. At this time, it is unknown as to how long the Partnership will be required to continue the operations of the remediation system.  During 2011, the Partnership incurred costs totaling $228,965 for remediation related services. As of September 30, 2013 and December 31, 2012, $0 and $25,515, respectively, remained payable relating to these costs.

8.    DISTRIBUTIONS TO BAC HOLDERS

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

The Partnership did not make a distribution in the first, second or third quarter of 2013 or 2012.

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

For the the three and nine month periods ending September 30, 2013 management fee expenses was $55,148 and $149,894, respectively, and $60,678 and $153,478 for the three and nine month periods ending September 30, 2012, respectively.

b.           Lease Agreements

The Partnership owned a leasehold interest in the Scottsdale Days Inn.  The Partnership had entered into various amendments to the lease extending its term and required lease payments.  For the year 2011, lease payments were based upon a percentage rent equal to (i) 22% of gross room revenue up to $3,300,000 and 30% of gross room revenue in excess of $3,300,000, and (ii) 2.5% of restaurant sales, with a minimum base rent of $500,000.  On December 1, 2011, the Partnership executed a restated Seventh Addendum to Lease and Fifth Extension Term which among other things extended the lease term to December 31, 2012 and fixed the annual lease payment to $350,000 paid in equal monthly installments.  On September 30, 2012, management decided not to renew the lease upon its expiration on December 31, 2012. Consequently, operations of the hotel ceased on November 30, 2012. During December 2012, all personal property at the hotel was sold for a sum of $82,500. These assets were written down to the sale amount at September 30, 2012, resulting in an impairment loss of $87,104, which was recognized during the fourth quarter of 2012. Net costs incurred to cease operations of the hotel totaled $35,000 which was accrued for at December 31, 2012 and paid in first quarter of 2013.  For the three and nine month periods ended September 30, 2013 the lease payments were $0. For the three and nine month periods ended September 30, 2012 the lease payments were $89,382 and $178,764 respectively.

c.           License Agreements

Each of the hotels are operated as a Days Inn under separate License Agreements between the Partnership and Days Inn Worldwide, Inc.  The License Agreement for the Scottsdale hotel expired on December 31, 2012.   The License Agreements for the remaining three hotels, University, Roseville and Plymouth, expire on June 30, 2018.

The Roseville hotel was sold on August 8, 2013 and the license agreement was terminated.

d.           Legal Proceedings

There are no material pending legal proceedings to which the Partnership is a party.

10.        LEASE AGREEMENTS

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

On June 22, 2009, the Partnership executed a ten year lease with Asian Mill, Inc., doing business as the Tea House Restaurant. The lease has two options to renew for five years each.  The base rent for years one through five is $100,700.  In addition to base rent, the tenant is responsible for their share of operating expenses. Rent commenced on April 19, 2010 upon the opening of the premises for business to the general public.  Revenue for the Tea House Restaurant is being recognized using the straight-line method as of the possession date.  Gross rental income, including operating expense reimbursement, pursuant to the lease agreement with Tea House, which is included in discontinued operations in the accompanying condensed consolidated statements of operations, was $40,047 and $117,621 for each of the three and nine month periods ended September 30, 2013, respectively, and $38,065 and $115,261 for each of the three and nine month periods ended September 30, 2012, respectively.

The Partnership leases an adjacent building on the Roseville Days Inn property to India Palace, Inc., which operates a restaurant on the property. The lease originally was scheduled to expire on September 30, 2010 and the tenant exercised its option to extend for an additional five years to expire on September 30, 2015. Gross base rental income pursuant to the lease agreement with India Palace, which is included in discontinued operations in the accompanying condensed consolidated statements of operations, was $0 and $15,000 for each of the three and nine month periods ended September 30, 2013, respectively, and $7,500 and $22,500 for each of the three and nine month periods ended September 30, 2012. The lease was assigned to the buyer on August 8, 2013 in connection with the sale of the hotel property.

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2013, the Partnership paid $13,348 and $27,779, respectively, and $12,487 and $51,301, respectively for the three and nine month periods ended September 30, 2012, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership, which are reimbursed comparable to third party service charges. For the three and nine month periods ended ended September 30, 2013, the Partnership paid $111,899 and $275,393, respectively, and $24,766 and $114,746 , respectively for the three and nine month periods ended September 30, 2012, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the General Partner or its affiliates an annual base asset management fee (Management Fee) equal to 0.50% of the weighted average balance of the adjusted partnership investment during the period, as defined in the Partnership Agreement.  The Partnership incurred a Management Fee of $16,250 and $23,438 for each of the three month periods ended September 30, 2013 and 2012, respectively, and $48,750 and $70,313 for each of the nine month periods ended September 30, 2013 and 2012, respectively.

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

Property purchase costs and acquisition fees are being amortized over a thirty-year period using the straight-line method, except for the Scottsdale hotel which was being amortized over the remaining lease term. Loan refinancing costs are being amortized over the life of the loans using the straight-line method, which approximates the effective interest method. The assets related to the remaining hotel properties have been classified as assets related to discontinued operations, and therefore, depreciation and amortization ceased during the three month period ended September 30, 2013.

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

13.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains 14 cash accounts.  As of September 30, 2013, the portion of the cash balance in excess of FDIC limits was $1,200,629.

	Number of	Bank Balance	Insured	Uninsured
Bank	Accounts	9/30/2013	9/30/2013	9/30/2013
Bank of America, N.A.	4	$209,560	$209,560	$—
Wells Fargo	1	$5,451	$5,451	$—
Franklin Bank	6	$1,219,293	$346,122	$873,171
Eagle Bank	3	$877,904	$550,446	$327,458

CRI HOTEL INCOME PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 AND 2012
(Unaudited)

14. PLAN OF LIQUIDATION

On April 1, 2013 the General Partner of CRI Hotel Income Partners, L.P., a Delaware limited partnership (the “Partnership”), adopted, subject to partner approval, a Plan of Liquidation and Dissolution for the Partnership (the “Plan of Liquidation”). On June 14, 2013, the partners of the Partnership approved the Plan of Liquidation. Under the Plan of Liquidation, the General Partner of the Partnership will (1) seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, (2) pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner and (3) distribute the remaining assets as set forth in the Partnership’s Agreement of Limited Partnership, dated as of September 23, 1986. Currently, the remaining hotels are under contract for sale. There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed, but it is anticipated that the process will be completed prior to December 31, 2014. Liquidation is not imminent, and as such, we have not prepared these financial statements under the liquidation basis of accounting. Because the liquidation was not imminent as of September 30, 2013, the condensed consolidated financial statements are presented assuming the Partnership will continue as a going concern.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to the financial statements included in the Partnership's Annual Report on Form 10-K at December 31, 2012. Assets to be disposed of are separately presented on the condensed consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Real estate assets are only classified as held for sale when all of the specific criteria under accounting principles generally accepted in the United States are met. Criteria include the commitment to sell the asset and the active marketing of the asset at a price that is reasonable in relation to its current fair value.

Travel and the Economy

Starting in the fourth quarter of 2008 and continuing throughout 2009, the weakened U.S. and global economies resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand and revenues weakened substantially during this period as compared to the lodging demand and revenues we experienced prior to the fourth quarter of 2008. After this extremely difficult recessionary period, the outlook for the U.S. and global economies began improving in 2010 and that improvement has continued through the third quarter of 2013. However, to date, the recovery has not been particularly robust, as spending by businesses and consumers remains restrained, and there are still several trends which make our performance difficult to forecast.

Distributions

The Partnership did not make a distribution in the first, second or third quarter of 2013 or 2012.

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

For the three month period ended September 30, 2013, existing cash resources were adequate to support operating and financing requirements. The Partnership anticipates that future cash flows from the hotels' operations and existing cash resources, in the aggregate, will be sufficient to pay operating expenses, hotel trade payables, accounts payable and accrued expenses.

The working capital reserve of $877,181 and $1,353,505 as of September 30, 2013 and December 31, 2012, respectively, represents all cash and cash equivalents, as defined in Note 4 of the accompanying condensed consolidated financial statements, maintained as working capital for the Partnership. The working capital reserve may be increased or reduced by the General Partner as it deems appropriate. The General Partner at its own discretion may use the working capital reserve for operations or to reduce the amount of the existing debt.

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

On August 8, 2013 the Roseville and Plymouth loans and related interest was paid in full at the closing of the sale of the Roseville hotel.

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

The Partnership made installments of principal and interest for all mortgage loans aggregating $107,846 for the three month period ending September 30, 2013. The Partnership's aggregate balance on the loans was $3,270,124 and $6,718,617 as of September 30, 2013 and December 31, 2012, respectively.

Results of Operations - Partnership

The Partnership has executed sales contracts for both the Plymouth and University hotel during the three month period ended September 30, 2013. Therefore the results of operations related to all the hotels are included in discontinued operations on the accompanying condensed consolidated statements of operations.

The Partnership experienced an increase of $1,842,152 in net income for the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 primarily due to the gain recorded on the sale of the Roseville hotel.

The General Partner is not able to predict the future trend of hotel gross operating income, especially room revenue as it is affected by occupancy and average daily rate. The General Partner continues to work closely with the hotels' manager to contain any increase in unallocated operating expenses.

An analysis of each hotel's operating results for the three and nine month periods ended September 30, 2013 and 2012 follows.

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

The Partnership's statements of operations include operating results for each of the hotels as summarized below. Gross Operating Income represents total revenue from rooms, rental and other, telephone, and food and beverage, less the related departmental expenses. Operating Income represents Gross Operating Income less unallocated operating income and expenses. The results of operations and average occupancy for the hotels for the three and nine month periods ended September 30, 2013 and 2012 follow.

	Gross Operating Income		Gross Operating Income
	for the three months ended		for the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Hotel Location
Minneapolis, MN	$—	$—	$—	$—
Plymouth, MN	—	—	—	—
Roseville, MN	—	—	—	—

Total continuing operations	—	—	—	—

Discontinued operations:
Minneapolis, MN	726,221	675,886	1,832,611	1,717,636
Plymouth, MN	270,545	238,173	551,219	542,257
Roseville, MN	105,989	303,008	561,397	753,677
Clearwater, FL	—	—	—	(5,330)
Scottsdale, AZ	—	210,103	(446)	1,226,925

Totals	$1,102,755	$1,427,170	$2,944,781	$4,235,165

	Operating Income (Loss)		Operating Income
	for the three months ended		for the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Hotel Location
Minneapolis, MN	$—	$—	$—	$—
Plymouth, MN	—	—	—	—
Roseville, MN	—	—	—	—
Partnership operating expenses	(132,483)	(202,307)	(476,409)	(644,619)
Total continuing operations	(132,483)	(202,307)	(476,409)	(644,619)

Operations related to discontinued operations:
Minneapolis, MN	298,580	271,777	605,419	538,952
Plymouth, MN	75,140	12,980	(71,862)	(109,221)
Roseville, MN	2,050,808	10,132	1,964,526	(50,659)
Clearwater, FL	—	(3,750)	—	368,536
Scottsdale, AZ	—	(246,272)	(33,909)	42,624
Total operations related to discontinued operations	2,424,528	44,867	2,464,174	790,232

Totals	$2,292,045	$(157,440)	$1,987,765	$145,613

	Average Occupancy		Average Occupancy
	for the three months ended		for the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Operations of asset held for sale:
Minneapolis, MN	86%	87%	79%	80%
Plymouth, MN	79%	75%	61%	64%
Roseville, MN	83%	81%	71%	70%
Scottsdale, AZ	—%	50%	—%	55%

Minneapolis, Minnesota: Gross operating income for the three month period ended September 30, 2013 increased from 2012 primarily due to an increase in average room rates.

Plymouth, Minnesota: Gross operating income increased for the three month period ended September 30, 2013 compared to 2012 primarily due to an increase in the average room rates.

Roseville, Minnesota: Gross operating income decreased for the three month period ended September 30, 2013 compared to 2012 due to the sale of the hotel in August 2013.

Plan of Liquidation and Dissolution

On April 1, 2013, the General Partner of CRI Hotel Income Partners, L.P., a Delaware limited partnership (the “Partnership”), adopted, subject to partner approval, a Plan of Liquidation and Dissolution for the Partnership (the “Plan of Liquidation”). On June 14, 2013, the partners of the Partnership approved the Plan of Liquidation. Under the Plan of Liquidation, the General Partner of the Partnership will (1) seek to sell the assets of the Partnership and use the sales proceeds and/or other Partnership funds to pay all expenses in connection with such sales, (2) pay or make provision for payment of all Partnership obligations and liabilities, including accrued fees and unpaid loans to the General Partner and (3) distribute the remaining assets as set forth in the Partnership’s Agreement of Limited Partnership, dated as of September 23, 1986, as the same may be amended. Currently, the remaining hotels are under contract for sale. There can be no assurance as to when the liquidation and dissolution of the Partnership will be completed, but it is anticipated that the process will be completed prior to December 31, 2014. Liquidation is not imminent, and as such, we have not prepared these financial statements under the liquidation basis of accounting. Because the liquidation was not imminent as of September 30, 2013, the condensed consolidated financial statements are presented assuming the Partnership will continue as a going concern.

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

Changes in internal controls

There have been no significant changes in the Partnership's internal controls over financial reporting that occurred during the Partnership's most recent fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

Part II.    OTHER INFORMATION
Item 5. Other Information

a.
There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2013.

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

CRI HOTEL INCOME PARTNERS, L.P.
(Registrant)

	by:	CRICO Hotel Associates I, L.P

	by:	C.R.I., Inc.

November 27, 2013	by:	/s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 27, 2013	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer